Form 10-Q
period 2000-06-30
EDULINK INC
filed 2000-08-14
CIK 1023008

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2000
                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from ______________ to ______________

                        Commission File Number: 000-29953




                                  EDULINK, INC.
              ----------------------------------------------------
             (Exact name of registrant as specified in its charter)



                Nevada                                   95-4562316
                ------                                   ----------
     (State or other jurisdiction of                   (I.R.S. Employer
      incorporation or organization)                   Identification No.)


                                450 Roxbury Drive
                                    Suite 602
                             Beverly Hills, CA 90210
            ---------------------------------------------------------
           (Address of principal executive offices including zip code)

                                 (310) 247-7800
               --------------------------------------------------
              (Registrant's telephone number, including area code)





     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ ] No [X]

     As of June 30, 2000, there were 754,647,500 outstanding shares of the Registrant's Common Stock, $0.001 par value.

                                  EDULINK, INC.

                          QUARTERLY REPORT ON FORM 10-Q

                                TABLE OF CONTENTS

                                                                           Page
                                                                           ----
PART I.   FINANCIAL INFORMATION

Item 1.   Unaudited Financial Statements

          Balance Sheets at June 30, 2000 and December 31, 1999............. 3

          Statements of Operations for the three and six months ended
          June 30, 2000 and 1999 and for the period from January 26,
          1996 (inception) to June 30, 2000.................................  4

          Statements of Stockholders' Deficit for the period from
          January 26, 1996 (inception) to June 30, 2000.....................  5

          Statements of Cash Flows for the three months ended June 30,
          2000 and 1999 and for the period from January 26, 1996
          (inception) to June 30, 2000......................................  7

          Notes to Financial Statements..................................... 10

Item 2.   Management's Discussion and Analysis of Financial Condition
          and Results of Operations......................................... 15


PART II. OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K.................................. 14

SIGNATURES.................................................................. 15



     Unless otherwise indicated, all references to "EduLink," "we," "us" and "our" refer to EduLink, Inc. and its predecessor.


                                CAUTIONARY NOTICE
                      REGARDING FORWARD-LOOKING STATEMENTS

     This report contains statements that we believe are "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. All statements other than statements of historical fact in this report, including statements regarding our competitive strengths, business strategy, expected benefits of any acquisition, future financial position, budgets, projected costs and plans and objectives of management are forward-looking statements. In addition, forward-looking statements generally can be identified by the use of forward-looking terminology such as "may," "will," "expect," "should," "intend," "estimate," "anticipate," "believe," "plan," "continue" or similar terminology. We undertake no obligation to publicly update or revise any forward-looking statements contained in this report. These forward-looking statements are not guarantees of future performance and are subject to risks, uncertainties and other factors, some of which are beyond our control, that could cause actual results to differ materially from those we express or imply in those forward-looking statements.

PART I.  FINANCIAL INFORMATION

Item 1.   Financial Statements
                                                                  EDULINK, INC.
                                                   (A DEVELOPMENT STAGE COMPANY)
                                                                  BALANCE SHEETS
                                 December 31, 1999 and June 30, 2000 (unaudited)
-------------------------------------------------------------------------------
                                     ASSETS
                                                   June 30,     December 31,
                                                    2000            1999
                                                 -----------    ------------
                                                 (unaudited)
Current assets
  Cash         $                                   2,681,644    $     74,103
  Prepaid                                             25,187               -
  Deposit                                              2,198               -
                                                 -----------    ------------
      Total current assets                         2,709,029          74,103

Property and equipment, net                            8,285               -
                                                 -----------    ------------

                   Total assets                  $ 2,717,314    $     74,103
                                                 ===========    ============

                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities
  Accounts payable                               $   831,334    $  1,249,357
  Accrued interest payable                            84,760          35,000
  Due to related party                                52,902         112,902
  Bridge notes payable                               200,000         200,000
                                                 -----------    ------------

      Total current liabilities                    1,168,996       1,597,259
                                                 -----------    ------------

Commitments and contingencies

Stockholders' equity (deficit)
  Common stock, $0.001 par value
   1,500,000,000 shares authorized
   754,647,500 (unaudited) and 647,822,500
   shares issued and outstanding                     754,648         647,823
  Shares committed to be issued                      771,750         671,750
  Additional paid-in capital                       9,148,951         921,957
  Deficit accumulated during the
   development stage                              (9,127,031)     (3,764,686)
                                                 -----------    ------------

       Total stockholders' equity (deficit)        1,548,318      (1,523,156)
                                                 -----------    ------------

          Total liabilities and stockholders'
             equity (deficit)                    $ 2,717,314    $     74,103
                                                 ===========    ============

   The accompanying notes are an integral part of these financial statements.

                                                                                                   EDULINK, INC.
                                                                                   (A DEVELOPMENT STAGE COMPANY)
                                                                                        STATEMENTS OF OPERATIONS
                                       For the Three and Six Months Ended June 30, 2000 and 1999 (unaudited) and for the Period from January 25, 1996 (Inception) to June 30, 2000 (unaudited)
-----------------------------------------------------------------------------------------------------------------
                                                                                                     For the
                                                                                                    Period from
                                        For the                             For the                 January 25,
                                   Three Months Ended                    Six Months Ended              1996
                                         June 30,                           June 30,               (Inception) to
                              -------------------------------    -------------------------------      June 30,
                                   2000              1999             2000              1999            2000
                              --------------   --------------    --------------   --------------   --------------
                               (unaudited)      (unaudited)       (unaudited)       (unaudited)      (unaudited)
Income
   Interest                   $       43,382   $            -    $       46,963   $            -   $       53,781
                              --------------   --------------    --------------   --------------   --------------

Expenses
   Software development
     costs                         1,637,426              272         1,786,868              681        4,708,682
   General and
     administrative                  327,443           44,241         3,622,440           95,372        4,472,130
                              --------------   --------------    --------------   --------------   --------------

Total expenses                     1,964,869           44,513         5,409,308           96,053        9,180,812
                              --------------   --------------    --------------   --------------   --------------

Net loss                      $   (1,921,487)  $      (44,513)   $   (5,362,345)  $      (96,053)  $   (9,127,031)
                              ==============   ==============    ==============   ==============   ==============
Basic and diluted loss
   per share                  $         0.00    $        0.00  $          (0.01)  $         0.00   $        (0.02)
                              ==============   ==============    ==============   ==============   ==============
Weighted-average
   shares used in
   computation of
   basic and diluted
   loss per share                739,333,764      388,800,000       699,735,622      388,800,000      424,962,685
                              ==============   ==============    ==============   ==============   ==============

   The accompanying notes are an integral part of these financial statements.

                                                                                                                     EDULINK, INC.
                                                                                                     (A DEVELOPMENT STAGE COMPANY)
                                                                                               STATEMENTS OF STOCKHOLDERS' DEFICIT
                                                     For the Period from January 25, 1996 (Inception) to June 30, 2000 (unaudited)
------------------------------------------------------------------------------------------------------------------------------------
                                                                                                       Deficit
                                                                         Shares                      Accumulated
                                                                        Committed       Additional    During the
                                                     Common Stock        to be           Paid-In      Development
                                                  Shares       Amount    Issued          Capital        Stage            Total
                                               ------------   --------  ----------      ---------     -----------    ------------
Balance, January 25, 1996 (Inception)          $          -   $      -  $        -      $       -     $         -    $          -
Sale of common stock                             28,302,353     28,302                    594,575                         622,877
Shares issued to founders                       233,280,000    233,280                   (233,280)                              -
Shares issued to professionals                   43,454,118     43,454                     (3,454)                         40,000
Shares issued for investment banking services    58,320,000     58,320                    (33,320)                         25,000
Net loss                                                                                                 (479,267)       (479,267)
                                               ------------   --------  ----------      ---------     -----------    ------------

Balance, December 31, 1996                      363,356,471    363,356           -        324,521        (479,267)        208,610
Sale of common stock                             17,152,942     17,153                    414,347                         431,500
Conversion of bridge notes                        6,003,529      6,004                    168,996                         175,000
Shares issued to professionals                    2,287,058      2,287                      2,713                           5,000
Net loss                                                                                               (2,091,226)     (2,091,226)
                                               ------------   --------  ----------      ---------     -----------    ------------

Balance, December 31, 1997                      388,800,000    388,800           -        910,577      (2,570,493)     (1,271,116)
Net loss                                                                                               (1,040,237)     (1,040,237)
                                               ------------   --------  ----------      ---------     -----------    ------------

Balance, December 31, 1998                      388,800,000    388,800           -        910,577      (3,610,730)     (2,311,353)
Changes due to recapitalization                 259,022,500    259,023                   (259,023)                              -
Loan from stockholder contributed to capital                                              140,403                         140,403
Cash received for common stock subscribed                                  100,000                                        100,000
Common stock to be issued                                                  571,750                                        571,750


   The accompanying notes are an integral part of these financial statements.

                                                                                                                     EDULINK, INC.
                                                                                                     (A DEVELOPMENT STAGE COMPANY)
                                                                                               STATEMENTS OF STOCKHOLDERS' DEFICIT
                                                     For the Period from January 25, 1996 (Inception) to June 30, 2000 (unaudited)
------------------------------------------------------------------------------------------------------------------------------------
                                                                                                       Deficit
                                                                         Shares                      Accumulated
                                                                        Committed       Additional    During the
                                                     Common Stock        to be           Paid-In      Development
                                                  Shares       Amount    Issued          Capital        Stage            Total
                                               ------------   --------  ----------      ---------     -----------    ------------
Compensation waived by officers                               $         $              $  130,000     $               $   130,000
Net loss                                                                                                 (153,956)       (153,956)
                                               ------------   --------  ----------      ---------     -----------    ------------

Balance, December 31, 1999                      647,822,500    647,823     671,750        921,957      (3,764,686)     (1,523,156)
Issuance of common stock (unaudited)             21,750,000     21,750                  1,065,750                       1,087,500
Issuance of common stock (unaudited)              2,000,000      2,000    (100,000)        98,000                               -
Warrants issued for services (unaudited)                                                3,082,500                       3,082,500
Common stock subscription received in cash
     (unaudited)                                                         3,502,500                                      3,502,500
Issuance of common stock (unaudited)             69,050,000     69,050  (3,452,500)     3,383,450                               -
Common stock subscription cancelled
     (unaudited)                                                           (50,000)                                       (50,000)
Cash received for common stock subscribed
     (unaudited)                                                           200,000                                        200,000
Issuance of common stock (unaudited)             14,250,000     14,250                    584,500                         598,750
Warrants issued for services (unaudited)                                                   12,569                          12,569
Common stock cancelled (unaudited)                 (225,000)      (225)                       225                               -
Net loss (unaudited)                                                                                   (5,362,345)     (5,362,345)
                                               ------------   --------  ----------      ---------     -----------    ------------

         Balance, June 30, 2000 (unaudited)     754,647,500  $ 754,648  $  771,750     $9,148,951     $(9,127,031)    $ 1,548,318
                                               ============  =========  ==========     ==========     ===========     ===========


   The accompanying notes are an integral part of these financial statements.

                                                                                                   EDULINK, INC.
                                                                                   (A DEVELOPMENT STAGE COMPANY)
                                                                                        STATEMENTS OF CASH FLOWS
                                       For the Three and Six Months Ended June 30, 2000 and 1999 (unaudited) and for the Period from January 25, 1996 (Inception) to June 30, 2000 (unaudited)
-----------------------------------------------------------------------------------------------------------------
                                                                                                     For the
                                                                                                    Period from
                                        For the                             For the                 January 25,
                                   Three Months Ended                    Six Months Ended              1996
                                         June 30,                           June 30,               (Inception) to
                              -------------------------------    -------------------------------      June 30,
                                   2000              1999             2000              1999            2000
                              --------------   --------------    --------------   --------------   --------------
                               (unaudited)      (unaudited)       (unaudited)       (unaudited)      (unaudited)
Cash flows from
operating activities
Net loss                      $  (1,921,487)   $      (44,513)    $  (5,362,345)  $      (96,053)  $   (9,127,031)
   Adjustments to
     reconcile net loss to
     net cash used in
     operating activities
       Common stock to
         be issued for
         software
         development
         costs                             -                -                 -                -          571,750
       Common stock
         issued for
         professional
         services                          -                -                 -                -           70,000
       Common stock
         issued for related
         party payable                     -                -                 -                -          140,403
       Compensation
         waived by officers                -                -                 -                -          130,000
       Warrants issued
         for services                 12,569                -         3,095,069                -        3,095,069
   (Increase) decrease in
     Prepaid                           5,468                -           (25,187)               -          (25,187)
     Deposit                               -                -            (2,198)               -           (2,198)
   Increase (decrease) in
     Accounts payable               (325,001)            (434)         (418,023)         (12,917)         831,334
     Due to related party            (40,000)          33,957           (60,000)          83,053           52,902
     Accrued interest
       payable                        22,260           10,000            49,760           25,000           84,760
                              --------------   --------------    --------------   --------------   --------------

Net cash used in
operating activities              (2,246,191)            (990)       (2,722,924)            (917)      (4,178,198)
                              --------------   --------------    --------------   --------------   --------------

   The accompanying notes are an integral part of these financial statements.

                                                                                                   EDULINK, INC.
                                                                                   (A DEVELOPMENT STAGE COMPANY)
                                                                                        STATEMENTS OF CASH FLOWS
                                       For the Three and Six Months Ended June 30, 2000 and 1999 (unaudited) and for the Period from January 25, 1996 (Inception) to June 30, 2000 (unaudited)
-----------------------------------------------------------------------------------------------------------------

                                                                                                     For the
                                                                                                    Period from
                                        For the                             For the                 January 25,
                                   Three Months Ended                    Six Months Ended              1996
                                         June 30,                           June 30,               (Inception) to
                              -------------------------------    -------------------------------      June 30,
                                   2000              1999             2000              1999            2000
                              --------------   --------------    --------------   --------------   --------------
                               (unaudited)      (unaudited)       (unaudited)       (unaudited)      (unaudited)
Cash flows from
investing activities
   Purchase of property
     and equipment                         -                -            (8,285)               -           (8,285)
                              --------------   --------------    --------------   --------------   --------------

Net cash used in
investing activities                       -                -            (8,285)               -           (8,285)
                              --------------   --------------    --------------   --------------   --------------

Cash flows from
financing activities
   Common stock
     subscription
     received                        200,000                -           200,000                -          200,000
   Proceeds from
     issuance of bridge
     notes                                 -                -                 -                -          375,000
   Repayment of bridge
     notes                                 -                -                 -                -          (50,000)
   Proceeds from
     issuance of
     common stock                    662,500                -         5,252,500                -        6,727,500
   Cost of issuance
     of common stock                (113,750)               -          (113,750)               -         (384,371)
                              --------------   --------------    --------------   --------------   --------------

Net cash provided by
financing activities                 748,750                -         5,338,750                -        6,868,129
                              --------------   --------------    --------------   --------------   --------------


   The accompanying notes are an integral part of these financial statements.

                                                                                                   EDULINK, INC.
                                                                                   (A DEVELOPMENT STAGE COMPANY)
                                                                                        STATEMENTS OF CASH FLOWS
                                       For the Three and Six Months Ended June 30, 2000 and 1999 (unaudited) and for the Period from January 25, 1996 (Inception) to June 30, 2000 (unaudited)
-----------------------------------------------------------------------------------------------------------------
                                                                                                     For the
                                                                                                    Period from
                                        For the                             For the                 January 25,
                                   Three Months Ended                    Six Months Ended              1996
                                         June 30,                           June 30,               (Inception) to
                              -------------------------------    -------------------------------      June 30,
                                   2000              1999             2000              1999            2000
                              --------------   --------------    --------------   --------------   --------------
                               (unaudited)      (unaudited)       (unaudited)       (unaudited)      (unaudited)
Net increase (decrease)
   in cash                    $   (1,497,441)  $         (990)   $    2,607,541   $         (917)  $    2,681,646

Cash, beginning of
   period                          4,179,085               13            74,103              (60)               -
                              --------------   --------------    --------------   --------------   --------------

Cash, end of period           $    2,681,644   $         (977)   $    2,681,644   $         (977)  $    2,681,646
                              ==============   ===============   ==============   ==============   ==============


Supplemental
disclosures of cash
flow information

   Interest paid              $            -   $            -    $            -   $            -   $       11,521
                              ==============   ==============    ==============   ==============   ==============

   Income taxes paid          $          800   $            -    $          800   $            -   $        2,400
                              ==============   ==============    ==============   ==============   ==============


Supplemental schedule of non-cash investing and financing activities
During the year ended December 31, 1999, a stockholder contributed $140,403 due this stockholder as additional paid-in capital.

During the year ended December 31, 1999, the Company recorded $571,750 of software development costs as additional paid-in capital, which represents the Company's commitment to issue 11,435,000 shares of common stock to a vendor (see
Note 3).

During the year ended December 31, 1999, the Company's officers contributed $130,000 in compensation due to them as additional paid-in capital.

During the year ended December 31, 1997, the Company converted $175,000 of bridge notes into 2,625,000 shares of common stock.


   The accompanying notes are an integral part of these financial statements.

                                                                   EDULINK, INC.
                                                   (A DEVELOPMENT STAGE COMPANY)
                                                   NOTES TO FINANCIAL STATEMENTS
                                 December 31, 1999 and June 30, 2000 (unaudited)
-------------------------------------------------------------------------------


NOTE 1 - DESCRIPTION OF BUSINESS

     URREA Enterprises, Inc. ("URREA"), a Nevada corporation, acquired EduLink, Inc. ("OLD EduLink"), a California corporation engaged in the development of educational software, on October 28, 1999. After the acquisition, URREA changed its name to EduLink, Inc. (the "Company").

     URREA issued 388,800,000 shares of common stock to acquire 100% of the common stock of OLD EduLink. The acquisition was accounted for as an issuance of stock by OLD EduLink for the net assets of URREA as the stockholders of OLD EduLink owned 60% of the common stock of URREA after the acquisition, resulting in a recapitalization of OLD EduLink.


NOTE 2 - GOING CONCERN ISSUES

     The Company has received a report from its independent auditors that includes an explanatory paragraph describing the Company's uncertainty to continue as a going concern. These financial statements contemplate the ability to continue as such and do not include any adjustments that might result from this uncertainty.


NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Interim Unaudited Financial Information
     ---------------------------------------
     The unaudited financial information furnished herein reflects all adjustments, consisting only of normal recurring adjustments, which in the opinion of management, are necessary to fairly state the Company's financial position, the results of operations, and cash flows for the periods presented. The results of operations for the six months ended June 30, 2000 are not necessarily indicative of results for the entire fiscal year ending December 31, 2000.

     The information with respect to the six months ended June 30, 2000 and 1999 is unaudited.

     Development Stage Enterprise
     ----------------------------
     The Company is a development stage company as defined in Statement of Financial Accounting Standards ("SFAS") No. 7, "Accounting and Reporting by Development Stage Enterprises." The Company is devoting substantially all of its present efforts to establish a new business, and its planned principal operations have not yet commenced. All losses accumulated since inception have been considered as part of the Company's development stage activities.

                                                                   EDULINK, INC.
                                                   (A DEVELOPMENT STAGE COMPANY)
                                                   NOTES TO FINANCIAL STATEMENTS
                                 December 31, 1999 and June 30, 2000 (unaudited)
-------------------------------------------------------------------------------


NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

     Estimates
     ---------
     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, as well as the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

     Software Development Costs
     --------------------------
     Development costs incurred in the research and development of new software products are expensed as incurred until technological feasibility in the form of a working model has been established. To date, the Company has not completed its software development to the point of technological feasibility, and accordingly, no costs have been capitalized.

     Income Taxes
     ------------
     The Company uses the asset and liability method of accounting for income taxes. The asset and liability method accounts for deferred income taxes by applying enacted statutory rates in effect for periods in which the difference between the book value and the tax bases of assets and liabilities are scheduled to reverse. The resulting deferred tax asset or liability is adjusted to reflect changes in tax laws or rates. Because the Company has incurred losses from operations, no benefit is realized for the tax effect of the net operating loss carryforward and software development costs capitalized for tax purposes due to the uncertainty of its realization.

     Impairment of Long-Lived Assets
     -------------------------------
     The Company reviews long-lived assets to be held and used for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If the sum of the expected future cash flows (undiscounted and without interest charges) is less than the carrying amount of the asset, the Company would recognize an impairment loss based on the estimated fair value of the asset.

                                                                   EDULINK, INC.
                                                   (A DEVELOPMENT STAGE COMPANY)
                                                   NOTES TO FINANCIAL STATEMENTS
                                 December 31, 1999 and June 30, 2000 (unaudited)
-------------------------------------------------------------------------------


NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

     Stock-Based Compensation
     ------------------------
     SFAS No. 123, "Accounting for Stock-Based Compensation," establishes and encourages the use of the fair value based method of accounting for stock-based compensation arrangements under which compensation cost is determined using the fair value of stock-based compensation determined as of the date of grant and is recognized over the periods in which the related services are rendered. The statement also permits companies to elect to continue using the current implicit value accounting method specified in Accounting Principles Bulletin ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," to account for stock-based compensation issued to employees. The Company has elected to use the intrinsic value based method and has disclosed the pro forma effect of using the fair value based method to account for its stock-based compensation.

     Loss per Share
     --------------
     Basic loss per share is computed by dividing loss available to common stockholders by the weighted-average number of common shares outstanding. Diluted loss per share is computed similar to basic loss per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. Because the Company has incurred net losses, basic and diluted loss per share are the same.

     Comprehensive Income
     --------------------
     The Company utilizes SFAS No. 130, "Reporting Comprehensive Income." This statement establishes standards for reporting comprehensive income and its components in a financial statement. Comprehensive income as defined includes all changes in equity (net assets) during a period from non-owner sources. Examples of items to be included in comprehensive income, which are excluded from net income, include foreign currency translation adjustments and unrealized gains and losses on available-for-sale securities. Comprehensive income is not presented in the Company's financials statements since the Company did not have any of the items of comprehensive income in any period presented.


NOTE 4 - CASH

     The Company maintains its cash in a bank located in California. The balance is insured by the Federal Deposit Insurance Corporation up to $100,000. As of June 30, 2000, the uninsured portions of the balances held at the bank aggregated to $2,629,824 (unaudited).

                                                                   EDULINK, INC.
                                                   (A DEVELOPMENT STAGE COMPANY)
                                                   NOTES TO FINANCIAL STATEMENTS
                                 December 31, 1999 and June 30, 2000 (unaudited)
-------------------------------------------------------------------------------


NOTE 5 - BRIDGE NOTES PAYABLE

     Bridge notes represent notes payable at 10% (annual percentage rate 10.47%) per annum and are currently due for payment.


NOTE 6 - COMMITMENTS AND CONTINGENCIES

     Lease
     -----
     The Company co-leases its facility under an operating lease agreement with an unrelated third party. Future minimum lease payments at December 31, 1999 were as follows:

                   Year Ending              Gross           Company's
                  December 31,            Commitment         Portion
                  ------------            ----------        ----------

                      2000                 $ 103,254          $ 36,139
                      2001                   106,673            37,335
                      2002                   106,673            37,335
                                           ----------         ---------

                           Total           $ 316,600          $110,809
                                           =========          ========

     Rent expense was $31,711, $41,189 (unaudited), and $15,320 (unaudited) for the year ended December 31, 1999 and the six months ended June 30, 2000 and 1999, respectively.

     Employment Agreement
     --------------------
     In September 1999, the Company entered into five-year employment contracts with its President, Chief Executive Officer, and Senior Vice President that provide for a minimum annual salary, incentives, and bonuses, which are based on the Company's attainment of specified levels of sales and earnings. The annual salaries for the three officers are $150,000, $150,000, and $90,000, respectively. During the six months ended June 30, 2000, the three officers were compensated in the amounts of $7,400, $75,000, and $45,000, respectively.


NOTE 7 - RELATED PARTY TRANSACTIONS

     During the six months ended June 30, 2000, the Company paid $60,000 (unaudited) to one of the principal stockholders as repayment of the loan from the stockholder. The remaining balance at June 30, 2000 was $52,902 (unaudited).

                                                                   EDULINK, INC.
                                                   (A DEVELOPMENT STAGE COMPANY)
                                                   NOTES TO FINANCIAL STATEMENTS
                                 December 31, 1999 and June 30, 2000 (unaudited)
-------------------------------------------------------------------------------


NOTE 8 - COMMON STOCK AND COMMON STOCK WARRANTS

     During the six months ended June 30, 2000, the Company issued 105,050,000 (unaudited) shares of common stock in connection with a private placement for $5,138,750 (unaudited), which is net of issuance costs.

     The Company issued 34,305,000 warrants for services valued at $3,082,500 to its Senior Vice President. In addition, pursuant to employment agreements, the Company issued 17,152,950 warrants to three of its officers upon completion of the design phase on June 7, 2000 of the Schoolhouse System. The warrants are exercisable at $0.0022 per share and vest over a period of seven years from the date of issuance. The Company recorded compensation expense of approximately $12,000 for the three and six months ended June 30, 2000.

     These employment agreements also provide for the issuance of 17,152,950 additional warrants to each of the officers on similar terms upon completion of each of the Build-Out Elements, the Beta Test, and the national launch of the proposed Schoolhouse System.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


Overview

EduLink, Inc. is a development stage company engaged in the design and development of a seamless integrated Internet educational service, called the Schoolhouse System, for schools and homes, that is intended to be marketed to and utilized by students, parents, teachers and school administrators. The planned service will be delivered over the Internet to personal computer users.

We estimate that we need a total of approximately $8,500,000 for our ongoing software content development, content oversight, data base engineering, graphic design services, graphic user interface, curriculum development tool, information technology center, inquiry based software and for research and educational marketing, among other things, and have raised a total of approximately $5,600,000, net of expenses, towards this goal as of July 21, 2000, primarily through the December 1999 private placement of our common stock.

EduLink expects that its expenses (including software development costs and general and administrative costs) in the next few years will be approximately $3.5 million per year, commencing in September 2001, following the planned launch of our Schoolhouse System for the 7th and 8th grades. Of this amount, approximately $1.4 million will be required annually to cover the expenses associated with the hiring of additional administrative and technical personnel needed to run our business, and approximately $1.5 million will be needed annually for the planned addition of two new grade levels to the Schoolhouse System each school year. The $3.5 million does not include funds which may be required for any expansion outside the United States or development for the home schooling market.

Results of Operations

Six Months Ended June 30, 2000 as Compared with Six Months Ended June 30, 1999

                                       FOR THE SIX MONTHS ENDED JUNE 30,

Income statement:                          2000             1999
                                     ---------------  ----------------

Revenue                              $            -    $            -

Interest income                      $       46,963    $            -

Software development expenses        $    1,786,868    $          681

Operating expenses                   $    3,622,440    $       95,372

Net loss                             $    5,362,345    $       96,053

Revenue

EduLink is a development stage enterprise and has spent most of its efforts during the past three years in developing its Schoolhouse System for the 7th & 8th grades, which is intended to be beta tested beginning January 2001 and launched in September 2001. Accordingly, we have not generated any revenue to date.

Software Development Costs

Software development expenses increased to $ 1,786,868 for the six months ended June 30, 2000, from $681 for the six months ended June 30, 1999. The increase in software development costs in the first six months of 2000 arose from the increase in EduLink's software development activities. During the first half of 1999, EduLink was conceptualizing its business plan and focusing on how to utilize the development work completed during 1998. In addition, EduLink lacked the necessary funds for software development in early 1999. In October 1999, the Company signed a contract agreement with an outside software development vendor to continue the development of the Schoolhouse System software. In December 1999, the Company started to raise funds for its software development through a private placement of its equity securities.

Software development costs included amounts paid to the software development vendor and outside consultants.

General and Administrative Expenses

General and administrative expenses increased to $3,622,440 for the six months ended June 30, 2000, compared with $95,373 for the six months ended June 30, 1999. The increase was attributable to noncash compensation charges incurred in connection with the issuance of warrants for services rendered by employees, increased fees paid to legal and accounting professionals, and increased payroll and rent expenses.

In February 2000, EduLink issued warrants to an officer to purchase 34,305,000 shares of common stock at an exercise price of $0.0022. The $3,082,500 noncash compensation charge associated with these warrants was recorded by the Company as a general and administrative expense during the six months ended June 30, 2000.

The Company's payroll expense increased by $86,172 to $129,057 for the six months ended June 30, 2000, from $42,885 for the six months ended June 30, 1999. This increase was the result of expenses associated with five-year employment contracts the Company entered into with three officers in September 1999.

The Company's legal and accounting expenses increased by $109,618 to $126,741 for the six months ended June 30, 2000, from $17,123 for the six months ended June 30, 1999. The increase was the result of expenses incurred for services rendered in connection with the July 2000 registration of EduLink's common stock under the Securities Exchange Act of 1934.

Three Months Ended June 30, 2000 as Compared with Three Months Ended June 30,
1999

                                     FOR THE THREE MONTHS ENDED JUNE 30,

Income statement:                         2000             1999
                                    ---------------  ----------------

Revenue                             $           -     $           -

Interest income                     $      43,382     $           -

Software development expenses       $   1,656,759     $         272

Operating expenses                  $     308,110     $      44,241

Net loss                            $   1,921,487     $      44,513


Revenue

EduLink is a development stage enterprise and has spent most of its efforts during the past three years in developing its Schoolhouse System for the 7th & 8th grades, which is intended to be beta tested beginning in January 2001 and launched in September 2001. Accordingly, we have not generated any revenue to date.

Software Development Costs

Software development expenses increased to $ 1,656,759 for the three months ended June 30, 2000, from $272 for the three months ended June 30, 1999. The increase in software development cost for the second quarter of 2000 arose from the increase in EduLink's software development activities. During the second quarter of 1999, the Company was conceptualizing its business plan and focusing on how to utilize the development work completed during 1998. In addition, EduLink lacked the necessary funds for software development in early 1999. In October 1999, the Company signed a contract agreement with an outside software development vendor to continue the development its Schoolhouse System software. In December 1999, the Company started to raise funds for its software development through a private placement of its equity securities.

Software development costs included amounts paid to the software development vendor and outside consultants.

General and Administrative Expenses

General and administrative expenses increased to $308,110 for the three months ended June 30, 2000, compared to $44,241 for the three months ended June 30, 1999. The increase was attributable to noncash compensation charges for issuance of warrants for services rendered by employees, increased fees paid to legal and accounting professionals, and increased payroll and rent expenses.

The Company's payroll expense increased by $43,419 to $65,457 for the three months ended June 30, 2000, from $22,038 for the three months ended June 30, 1999. This increase was the result of expenses associated with five-year employment contracts the Company entered into with three officers in September 1999.

The Company's legal and accounting expenses increased to $101,741 for the three months ended June 30, 2000, from $169 for the three months ended June 30, 1999. This increase was the result of expenses incurred for services rendered in connection with the July 2000 registration of EduLink's common stock under the Securities Exchange Act of 1934.

Liquidity and Capital Resources

Since 1996, EduLink has financed its working capital needs through capital contributions by stockholders, private placement of common equity and bridge loans. As of June 30, 2000, we had cash and cash equivalents of approximately $2,681,644. Cash used in operations was $2,722,924 for the six months ended June 30, 2000, $2,246,191 for the three months ended June 30, 2000, and $4,178,198 from inception through June 30, 2000. Cash used in operations during each of these periods was primarily for expenses related to the design and development of computer software and general and administrative expenses. Since 1996 through June 30, 2000, we have raised $6,927,500 through private placements of our common stock and seed capital from one of our executives and approximately $375,000 through bridge loans.

As indicated above under the caption "Overview," the estimated cost of EduLink's development program and its projected expenses over the next twelve months will exceed its current cash resources. EduLink anticipates that it will need to raise an additional $2.9 million of capital in order to meet its anticipated cash requirements up to the planned launch of the Scoolhouse System for the 7th and 8th grades. Of course changes in our development program or other changes affecting our operating expenses could alter the timing and amount of our expenditures and therefore the amount and timing of when we will require additional funding. EduLink currently plans to raise sufficient additional capital through private placement of its common stock and/or private placement of debt or preferred stock convertible into its common stock to meet its ongoing cash needs, until such time as its business generates cash flow sufficient to fund its operations. However, the additional funding we require may not be available to us on acceptable terms or at all. If we cannot obtain adequate funding, we could be required to significantly curtail or even shut-down our operations.


PART II. OTHER INFORMATION


Item 6. Exhibits and Reports on Form 8-K.

     (a)  Exhibits:

          Exhibit      Description
          -------      -----------
            27       Financial Data Schedule.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned on its behalf by the undersigned thereunto duly authorized.

                                            EDULINK

Date: August 14, 2000              By: /s/ Michael Rosenfeld
                                       ---------------------------------------
                                   Michael Rosenfeld
                                   Chief Executive Officer
                                   (On behalf of the registrant and
                                   as principal financial officer)

                                  EDULINK, INC.

                        Exhibit Index to Quarterly Report
                      On Form 10-Q for the Quarterly Period
                               Ended June 30, 2000

          Exhibit      Description
          -------      -----------

             27       Financial Data Schedule.