Form 10-Q
period 2000-09-30
EDULINK INC
filed 2000-11-14
CIK 1023008

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549




                                    FORM 10-Q

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2000
                                       or

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


                                450 Roxbury Drive
                                    Suite 602
                             Beverly Hills, CA 90210
                             -----------------------
           (Address of principal executive offices including zip code)

                                 (310) 247-7800
              (Registrant's telephone number, including area code)





         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                 Yes [X] No [ ]

         As of September 30, 2000, there were 771,147,500 outstanding shares of the Registrant's Common Stock, $0.001 par value.

                                  EDULINK, INC.

                          QUARTERLY REPORT ON FORM 10-Q

                                TABLE OF CONTENTS



                                                                            Page
PART I. FINANCIAL INFORMATION
Item 1. Unaudited Financial Statements
         Balance Sheets at September 30, 2000 and December 31, 1999.........   3
         Statements of Operations for the three and nine months ended
             September 30, 2000 and 1999 and for the period from
             January 26, 1996 (inception) to September 30, 2000.............   4
         Statements of Stockholders' Deficit for the period from
             January 26, 1996 (inception) to September 30, 2000.............   5
         Statements of Cash Flows for the three months ended
             September 30, 2000 and 1999 and for the period from
             January 26, 1996 (inception) to September 30, 2000.............   7
         Notes to Financial Statements......................................  10

Item 2. Management's Discussion and Analysis of Financial Condition
                and Results of Operations...................................  15

PART II. OTHER INFORMATION
Item 6. Exhibits and Reports on Form 8-K....................................  20

SIGNATURES..................................................................  21



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

PART I.  FINANCIAL INFORMATION

Item 1.     Financial Statements

                                                                                   EDULINK, INC.
                                                                   (A DEVELOPMENT STAGE COMPANY)
                                                                                  BALANCE SHEETS
                                            December 31, 1999 and September 30, 2000 (unaudited)

------------------------------------------------------------------------------------------------

                                     ASSETS
                                                                  September 30,     December 31,
                                                                       2000             1999
                                                                 ---------------   -------------
                                                                  (unaudited)
Current assets
     Cash                                                          $  2,659,148    $     74,103
     Prepaid                                                             11,720            --
     Deposit                                                              2,198            --
                                                                   ------------    ------------
         Total current assets                                         2,673,066          74,103

Property and equipment, net                                               9,166            --
                                                                   ------------    ------------

                      Total assets                                 $  2,682,232    $     74,103
                                                                   ============    ============

                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities
     Accounts payable                                              $    831,334    $  1,249,357
     Accrued interest payable                                            80,010          35,000
     Officers' compensation payable                                     130,000            --
     Due to related party                                                32,902         112,902
     Bridge notes payable                                               100,000         200,000
                                                                   ------------    ------------

         Total current liabilities                                    1,174,246       1,597,259
                                                                   ------------    ------------

Commitments and contingencies

Stockholders' equity (deficit)
     Common stock, $0.001 par value
         1,500,000,000 shares authorized
         771,147,500 (unaudited) and 647,822,500 shares
              issued and outstanding                                    771,148         647,823
     Shares committed to be issued                                    1,220,750         671,750
     Additional paid-in capital                                       9,982,658         921,957
     Deficit accumulated during the development stage               (10,466,570)     (3,764,686)
                                                                   ------------    ------------

                  Total stockholders' equity (deficit)                1,507,986      (1,523,156)
                                                                   ------------    ------------

                      Total liabilities and stockholders' equity
                           (deficit)                               $  2,682,232    $     74,103
                                                                   ============    ============


   The accompanying notes are an integral part of these financial statements.

                                                                                              EDULINK, INC.
                                                                              (A DEVELOPMENT STAGE COMPANY)
                                                                                   STATEMENTS OF OPERATIONS
                            For the Three and Nine Months Ended September 30, 2000 and 1999 (unaudited) and for the Period from January 25, 1996 (Inception) to September 30, 2000 (unaudited)
-----------------------------------------------------------------------------------------------------------
                                                                                                For the
                                                                                              Period from
                                     For the                         For the                  January 25,
                                Three Months Ended                Nine Months Ended               1996
                                  September 30,                     September 30             (Inception) to
                          ------------------------------    ------------------------------    September 30,
                               2000             1999             2000             1999             2000
                          -------------    -------------    -------------    -------------    -------------
                           (unaudited)      (unaudited)      (unaudited)      (unaudited)      (unaudited)
Income
   Interest               $      31,585    $        --      $      78,548    $        --      $      85,366
                          -------------    -------------    -------------    -------------    -------------

Expenses
   Software development
     costs                    1,003,323             --          2,790,191              681        5,712,005
   General and
     administrative             367,801           51,924        3,990,241          147,296        4,839,931
                          -------------    -------------    -------------    -------------    -------------

Total expenses                1,371,124           51,924        6,780,432          147,977       10,551,936
                          -------------    -------------    -------------    -------------    -------------

Net loss                  $  (1,339,539)   $     (51,924)   $  (6,701,884)   $    (147,977)   $ (10,466,570)
                          =============    =============    =============    =============    =============

Basic and diluted loss
   per share              $        --      $        --      $       (0.01)   $        --      $       (0.02)
                          =============    =============    =============    =============    =============

Weighted-average
   shares used in
   computation of
   basic and diluted
   loss per share           762,375,761      388,800,000      720,845,119      388,800,000      443,115,903
                          =============    =============    =============    =============    =============


   The accompanying notes are an integral part of these financial statements.

                                                                                                                       EDULINK, INC.
                                                                                                       (A DEVELOPMENT STAGE COMPANY)
                                                                                                 STATEMENTS OF STOCKHOLDERS' DEFICIT
                                                  For the Period from January 25, 1996 (Inception) to September 30, 2000 (unaudited)
------------------------------------------------------------------------------------------------------------------------------------
                                                                                                            Deficit
                                                                                 Shares                   Accumulated
                                                                                Committed   Additional     During the
                                                          Common Stock           to be       Paid-In       Development
                                                     Shares           Amount     Issued      Capital         Stage         Total

Balance, January 25, 1996 (Inception)                       -      $        -   $       -   $        -     $        -    $        -
Sale of common stock                               28,302,353          28,302                  594,575                      622,877
Shares issued to founders                         233,280,000         233,280                 (233,280)                           -
Shares issued to professionals                     43,454,118          43,454                   (3,454)                      40,000
Shares issued for investment banking services      58,320,000          58,320                  (33,320)                      25,000
Net loss                                                                                                     (479,267)     (479,267)
                                                  -----------      ----------   ---------   ----------     ----------     ---------

Balance, December 31, 1996                        363,356,471         363,356           -      324,521       (479,267)      208,610
Sale of common stock                               17,152,942          17,153                  414,347                      431,500
Conversion of bridge notes                          6,003,529           6,004                  168,996                      175,000
Shares issued to professionals                      2,287,058           2,287                    2,713                        5,000
Net loss                                                                                                   (2,091,226)   (2,091,226)
                                                  -----------      ----------   ---------   ----------     ----------     ---------

Balance, December 31, 1997                        388,800,000         388,800           -      910,577     (2,570,493)   (1,271,116)
Net loss                                                                                                   (1,040,237)   (1,040,237)
                                                  -----------      ----------   ---------   ----------     ----------     ---------

Balance, December 31, 1998                        388,800,000         388,800           -      910,577     (3,610,730)   (2,311,353)
Changes due to recapitalization                   259,022,500         259,023                 (259,023)                           -
Loan from stockholder contributed to capital                                                   140,403                      140,403
Cash received for common stock subscribed                                         100,000                                   100,000
Common stock to be issued                                                         571,750                                   571,750



   The accompanying notes are an integral part of these financial statements.

                                                                                                                       EDULINK, INC.
                                                                                                       (A DEVELOPMENT STAGE COMPANY)
                                                                                                 STATEMENTS OF STOCKHOLDERS' DEFICIT
                                                  For the Period from January 25, 1996 (Inception) to September 30, 2000 (unaudited)
------------------------------------------------------------------------------------------------------------------------------------
                                                                                                            Deficit
                                                                                 Shares                   Accumulated
                                                                                Committed   Additional     During the
                                                          Common Stock            to be      Paid-In       Development
                                                      Shares          Amount     Issued      Capital          Stage         Total

Compensation waived by officers                                    $            $           $  130,000     $             $  130,000
Net loss                                                                                                     (153,956)     (153,956)
                                                  -----------      ----------   ---------   ----------     ----------     ---------

Balance, December 31, 1999                        647,822,500         647,823     671,750      921,957     (3,764,686)   (1,523,156)
Issuance of common stock (unaudited)               21,750,000          21,750                1,065,750                    1,087,500
Issuance of common stock (unaudited)                2,000,000           2,000    (100,000)      98,000                            -
Warrants issued for services (unaudited)                                                     3,082,500                    3,082,500
Cash received for common stock subscribed
     (unaudited)                                                                3,502,500                                 3,502,500
Issuance of common stock (unaudited)               69,050,000          69,050  (3,452,500)   3,383,450                            -
Common stock subscription cancelled
     (unaudited)                                                                  (50,000)                                  (50,000)
Cash received for common stock subscribed
     (unaudited)                                                                  200,000                                   200,000
Issuance of common stock (unaudited)               14,250,000          14,250                  584,500                      598,750
Warrants issued for services (unaudited)                                                        12,569                       12,569
Common stock cancelled (unaudited)                   (225,000)           (225)                     225                            -
Issuance of common stock (unaudited)                4,000,000           4,000    (200,000)     196,000                            -
Issuance of common stock (unaudited)               12,500,000          12,500                  600,000                      612,500
Warrants issued for services (unaudited)                                                        37,707                       37,707
Cash received for common stock subscribed
     (unaudited)                                                                  525,000                                   525,000
Conversion of bridge notes (unaudited)                                            124,000                                   124,000
Net loss (unaudited)                                                                                       (6,701,884)   (6,701,884)
                                                  -----------      ----------   ---------   ----------     ----------     ---------

    Balance, September 30, 2000 (unaudited)       771,147,500      $  771,148  $1,220,750   $9,982,658   $(10,466,570)   $1,507,986
                                                  ===========      ==========  ==========   ==========   ============    ==========


   The accompanying notes are an integral part of these financial statements.

                                                                                                    EDULINK, INC.
                                                                                    (A DEVELOPMENT STAGE COMPANY)
                                                                                         STATEMENTS OF CASH FLOWS
                                  For the Three and Nine Months Ended September 30, 2000 and 1999 (unaudited) and for the Period from January 25, 1996 (Inception) to September 30, 2000 (unaudited)
-----------------------------------------------------------------------------------------------------------------
                                                                                                    For the
                                                                                                   Period from
                                         For the                            For the                January 25,
                                    Three Months Ended                  Nine Months Ended              1996
                                       September 30,                      September 30,           (Inception) to
                             ---------------------------------  ---------------------------------  September 30,
                                   2000              1999             2000              1999           2000
                             ---------------   ---------------  ----------------  ---------------  --------------
                                (unaudited)      (unaudited)       (unaudited)       (unaudited)    (unaudited)
Cash flows from
operating activities
Net loss                      $  (1,339,539)   $    (51,924)    $   (6,701,884)    $   (147,977)    $(10,466,570)
   Adjustments to
     reconcile net loss to
     net cash used in
     operating activities
       Common stock to
         be issued for
         software
         development
         costs                            -               -                  -                -          571,750
       Common stock
         issued for
         professional
         services                         -               -                  -                -           70,000
       Common stock
         issued for related
         party payable                    -               -                  -                -          140,403
       Compensation
         waived by officers               -          32,500                  -           32,500          130,000
       Warrants issued
         for services                37,707               -          3,132,776                -        3,132,776
   (Increase) decrease in
     Prepaid                         13,467               -            (11,720)               -          (11,720)
     Deposit                              -               -             (2,198)               -           (2,198)
   Increase (decrease) in
     Accounts payable                     -               -           (418,023)         (12,916)         831,334
     Due to related party           (20,000)         15,216            (80,000)          98,268           32,902
     Compensation payable           130,000               -            130,000                -          130,000
     Accrued interest
       payable                       19,250           5,000             69,010           30,000          104,008
                               ------------   -------------      -------------     ------------    -------------

Net cash provided by
(used in) operating
activities                       (1,159,115)            792         (3,882,039)            (125)      (5,337,315)
                               ------------   -------------      -------------     ------------    -------------


   The accompanying notes are an integral part of these financial statements.

                                                                                                   EDULINK, INC.
                                                                                   (A DEVELOPMENT STAGE COMPANY)
                                                                                        STATEMENTS OF CASH FLOWS
                                 For the Three and Nine Months Ended September 30, 2000 and 1999 (unaudited) and for the Period from January 25, 1996 (Inception) to September 30, 2000 (unaudited)
----------------------------------------------------------------------------------------------------------------

                                                                                                     For the
                                                                                                   Period from
                                       For the                            For the                  January 25,
                                   Three Months Ended                 Nine Months Ended                1996
                                      September 30,                      September 30,            (Inception) to
                             ---------------------------------  --------------------------------- September 30,
                                   2000              1999             2000              1999          2000
                             ---------------   ---------------  ----------------  ---------------  -------------
                              (unaudited)       (unaudited)       (unaudited)       (unaudited)    (unaudited)
Cash flows from
investing activities
   Purchase of property
     and equipment           $         (881)   $          -     $       (9,166)   $           -    $      (9,166)
                             --------------    ------------     --------------    -------------    -------------

Net cash used in
investing activities                   (881)              -             (9,166)               -           (9,166)
                             --------------    ------------     --------------    -------------    -------------

Cash flows from
financing activities
   Common stock
     subscription
     received                       525,000               -            525,000                -          525,000
   Proceeds from
     issuance of bridge
     notes                                -               -                  -                -          375,000
   Repayment of bridge
     notes                                -               -                  -                -          (50,000)
   Proceeds from
     issuance of
     common stock                   625,000               -          6,077,500                -        7,552,500
   Cost of issuance
     of common stock                (12,500)              -           (126,250)               -         (396,871)
                             --------------    ------------     --------------    -------------    -------------

Net cash provided by
financing activities              1,137,500               -          6,476,250                -        8,005,629
                             --------------    ------------     --------------    -------------    -------------



   The accompanying notes are an integral part of these financial statements.

                                                                                                   EDULINK, INC.
                                                                                   (A DEVELOPMENT STAGE COMPANY)
                                                                                        STATEMENTS OF CASH FLOWS
                                 For the Three and Nine Months Ended September 30, 2000 and 1999 (unaudited) and for the Period from January 25, 1996 (Inception) to September 30, 2000 (unaudited)
----------------------------------------------------------------------------------------------------------------

                                                                                                      For the
                                                                                                    Period from
                                         For the                            For the                 January 25,
                                    Three Months Ended                Nine Months Ended                1996
                                       September 30,                     September 30,            (Inception) to
                             ---------------------------------  ---------------------------------  September 30,
                                   2000              1999             2000              1999            2000
                             ---------------   ---------------  ----------------  ---------------  -------------
                               (unaudited)       (unaudited)      (unaudited)       (unaudited)     (unaudited)
Net increase (decrease)
   in cash                   $      (22,496)   $        792     $    2,585,045    $        (125)   $   2,659,148

Cash (book overdraft),
   beginning of period            2,681,644            (977)            74,103              (60)               -
                             --------------    ------------     --------------    -------------    -------------
Cash (book overdraft),
   end of period             $    2,659,148    $       (185)    $    2,659,148    $        (185)   $   2,659,148
                             ==============    =============    =============     =============    =============

Supplemental
disclosures of cash
flow information

   Interest paid             $            -    $          -     $            -    $           -    $      11,521
                             ==============    ============     ==============    =============    =============

   Income taxes paid         $            -    $          -     $          800    $           -    $       2,400
                             ==============    ============     ==============    =============    =============


Supplemental schedule of non-cash investing and financing activities
In August 2000, the Company converted $100,000 of bridge notes and $24,000 of accrued interest into 2,480,000 shares of common stock, which will be issued in the fourth quarter 2000.

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

                                                                   EDULINK, INC.
                                                   (A DEVELOPMENT STAGE COMPANY)
                                                   NOTES TO FINANCIAL STATEMENTS
                            December 31, 1999 and September 30, 2000 (unaudited)
--------------------------------------------------------------------------------


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


NOTE 2 - GOING CONCERN ISSUES

         The Company has received a report from its independent auditors that includes an explanatory paragraph describing the independent auditor's uncertainty that the Company will be able to continue as a going concern. These financial statements contemplate the ability to continue as such and do not include any adjustments that might result from this uncertainty.


NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         Interim Unaudited Financial Information
         The unaudited financial information furnished herein reflects all adjustments, consisting only of normal recurring adjustments, which in the opinion of management, are necessary to fairly state the Company's financial position, the results of operations, and cash flows for the periods presented. The results of operations for the nine months ended September 30, 2000 are not necessarily indicative of results for the entire fiscal year ending December 31, 2000.

         The information with respect to the nine months ended September 30, 2000 and 1999 is unaudited.

         Development Stage Enterprise
         The Company is a development stage company as defined in Statement of Financial Accounting Standards ("SFAS") No. 7, "Accounting and Reporting by Development Stage Enterprises." The Company is devoting substantially all of its present efforts to establish a new business, and its planned principal operations have not yet commenced. All losses accumulated since inception have been considered as part of the Company's development stage activities.

                                                                   EDULINK, INC.
                                                   (A DEVELOPMENT STAGE COMPANY)
                                                   NOTES TO FINANCIAL STATEMENTS
                            December 31, 1999 and September 30, 2000 (unaudited)
--------------------------------------------------------------------------------

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

         Estimates
         The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, as well as the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

         Software Development Costs
         Development costs incurred in the research and development of new software products are expensed as incurred until technological feasibility in the form of a working model has been established. To date, the Company has not completed its software development to the point of technological feasibility, and accordingly, no costs have been capitalized.

         Income Taxes
         The Company uses the asset and liability method of accounting for income taxes. The asset and liability method accounts for deferred income taxes by applying enacted statutory rates in effect for periods in which the difference between the book value and the tax basis of assets and liabilities are scheduled to reverse. The resulting deferred tax asset or liability is adjusted to reflect changes in tax laws or rates. Because the Company has incurred losses from operations, no benefit is realized for the tax effect of the net operating loss carryforward and software development costs capitalized for tax purposes due to the uncertainty of its realization.

         Impairment of Long-Lived Assets
         The Company reviews long-lived assets to be held and used for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If the sum of the expected future cash flows (undiscounted and without interest charges) is less than the carrying amount of the asset, the Company would recognize an impairment loss based on the estimated fair value of the asset.

                                                                   EDULINK, INC.
                                                   (A DEVELOPMENT STAGE COMPANY)
                                                   NOTES TO FINANCIAL STATEMENTS
                            December 31, 1999 and September 30, 2000 (unaudited)
--------------------------------------------------------------------------------

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

         Stock-Based Compensation
         SFAS No. 123, "Accounting for Stock-Based Compensation," establishes and encourages the use of the fair value based method of accounting for stock-based compensation arrangements under which compensation cost is determined using the fair value of stock-based compensation determined as of the date of grant and is recognized over the periods in which the related services are rendered. The statement also permits companies to elect to continue using the current implicit value accounting method specified in Accounting Principles Bulletin ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," to account for stock-based compensation issued to employees. The Company has elected to use the intrinsic value based method and has disclosed the pro forma effect of using the fair value based method to account for its stock-based compensation.

         Loss per Share
         Basic loss per share is computed by dividing loss available to common stockholders by the weighted-average number of common shares outstanding. Diluted loss per share is computed similar to basic loss per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. Because the Company has incurred net losses, basic and diluted loss per share are the same.

         Comprehensive Income
         The Company utilizes SFAS No. 130, "Reporting Comprehensive Income." This statement establishes standards for reporting comprehensive income and its components in a financial statement. Comprehensive income as defined includes all changes in equity (net assets) during a period from non-owner sources. Examples of items to be included in comprehensive income, which are excluded from net income, include foreign currency translation adjustments and unrealized gains and losses on available-for-sale securities. Comprehensive income is not presented in the Company's financial statements since the Company did not have any of the items of comprehensive income in any period presented.


NOTE 4 - CASH

         The Company maintains its cash in a bank located in California. The balance is insured by the Federal Deposit Insurance Corporation up to $100,000. As of September 30, 2000, the uninsured portions of the balances held at the bank aggregated to $2,597,313 (unaudited).

                                                                   EDULINK, INC.
                                                   (A DEVELOPMENT STAGE COMPANY)
                                                   NOTES TO FINANCIAL STATEMENTS
                            December 31, 1999 and September 30, 2000 (unaudited)
--------------------------------------------------------------------------------

NOTE 5 - BRIDGE NOTES PAYABLE

         Bridge notes represent notes payable at 10% (annual percentage rate 10.47%) per annum and are currently due for payment.

         In August 2000, the Company converted $100,000 (unaudited) of bridge notes and $24,000 (unaudited) of accrued interest into 2,480,000 shares (unaudited) of common stock at $0.05 (unaudited) per share, which represents the price at which the Company was then raising equity through its private placement offering.

NOTE 6 - COMMITMENTS AND CONTINGENCIES

         Lease
         The Company co-leases its facility under an operating lease agreement with an unrelated third party. Future minimum lease payments at December 31, 1999 were as follows:

          Year Ending                              Gross              Company's
         December 31,                           Commitment             Portion
         ------------                           ----------         -------------

             2000                            $    103,254          $    36,139
             2001                                 106,673               37,335
             2002                                 106,673               37,335
                                              -----------           ----------
               Total                         $    316,600          $   110,809
                                              ===========           ==========

         Rent expense was $31,711, $53,731 (unaudited), and $23,021 (unaudited) for the year ended December 31, 1999 and the nine months ended September 30, 2000 and 1999, respectively.

         Employment Agreements
         In September 1999, the Company entered into five-year employment contracts with its President, Chief Executive Officer, and Senior Vice President that provide for a minimum annual salary, incentives, and bonuses, which are based on the Company's attainment of specified levels of sales and earnings. The annual salaries for the three officers are $150,000, $150,000, and $90,000, respectively. During the nine months ended September 30, 2000, the three officers were compensated in the amounts of $11,300 (unaudited), $112,500 (unaudited), and $67,500 (unaudited), respectively.

         In August 2000, the Company amended its employment contracts with its President, Chief Executive Officer, and Senior Vice President. The amendments terminated the issuance of 17,152,950 warrants to each of the officers upon completion of each of the Build-Out Elements, the Beta Test, and the national launch of the proposed Schoolhouse System. In consideration for the warrant termination, the Company agreed to give $50,000 each to its President and Chief Executive Officer and $30,000 to its Senior Vice President as compensation. In addition, the President and Chief Executive Officer will each receive an additional $120,000 during 2001, payable to each officer at the rate of $50,000 in January 2001 and $10,000 per month for seven consecutive months commencing April 1, 2001.

                                                                   EDULINK, INC.
                                                   (A DEVELOPMENT STAGE COMPANY)
                                                   NOTES TO FINANCIAL STATEMENTS
                            December 31, 1999 and September 30, 2000 (unaudited)
--------------------------------------------------------------------------------

NOTE 7 - RELATED PARTY TRANSACTIONS

         During the nine months ended September 30, 2000, the Company paid $80,000 (unaudited) to one of the principal stockholders as repayment of the loan from the stockholder. The remaining balance at September 30, 2000 was $32,902 (unaudited).


NOTE 8 - COMMON STOCK AND COMMON STOCK WARRANTS

         During the nine months ended September 30, 2000, the Company issued 123,550,000 (unaudited) shares of common stock in connection with a private placement for $6,526,250 (unaudited), which is net of issuance costs.

         The Company issued 34,305,000 warrants for services valued at $3,082,500 to its Senior Vice President. In addition, pursuant to employment agreements, the Company issued 17,152,950 warrants to three of its officers upon completion of the design phase on September 7, 2000 of the Schoolhouse System. The warrants are exercisable at $0.0022 per share and vest over a period of seven years from the date of issuance. The Company recorded compensation expense of approximately $37,703 and $50,276 (unaudited) for the three and nine months ended September 30, 2000, respectively.

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

We estimate that we need a total of approximately $8,500,000 for our ongoing software content development, content oversight, data base engineering, graphic design services, graphic user interface, curriculum development tool, information technology center, inquiry based software and for research and educational marketing, among other things, and have raised a total of approximately $7,488,750, net of expenses, towards this goal as of November 3, 2000, primarily through the December 1999 private placement of our common stock.

We expect that our expenses (including software development costs and general and administrative costs) in the next few years will be approximately $3.5 million per year, commencing in September 2001, following the planned launch of our Schoolhouse System for the 7th and 8th grades. Of this amount, approximately $1.4 million will be required annually to cover the expenses associated with the hiring of additional administrative and technical personnel needed to run our business, and approximately $1.5 million will be needed annually for the planned addition of two new grade levels to the Schoolhouse System each school year. The $3.5 million does not include funds which may be required for any expansion outside the United States or development for the home schooling market.

Results of Operations

Nine Months Ended September 30, 2000 as Compared with Nine Months Ended September 30, 1999

                                      FOR THE NINE MONTHS ENDED SEPTEMBER 30,

Income statement:                              2000             1999
                                         ---------------  ----------------

Revenue                                  $             -  $              -

Interest income                          $        78,548  $              -

Software development expenses            $     2,790,191  $            681

Operating expenses                       $     3,990,241  $        147,296

Net loss                                 $     6,701,884  $        147,977

Revenue

EduLink is a development stage enterprise and has spent most of its efforts during the past three years in developing its Schoolhouse System for the 7th & 8th grades, which is intended to be beta tested beginning January 2001 and launched in September 2001. Accordingly, we have not generated any revenue to date.

Software Development Costs

Software development expenses increased to $ 2,790,191 for the nine months ended September 30, 2000, from $681 for the nine months ended September 30, 1999. The increase in software development costs in the first nine months of 2000 arose from the increase in EduLink's software development activities. During the first nine months of 1999, EduLink was conceptualizing its business plan and focusing on how to utilize the development work completed during 1998. In addition, EduLink lacked the necessary funds for software development in early 1999. In October 1999, the Company signed a contract agreement with an outside software development vendor to continue the development of the Schoolhouse System software. In December 1999, the Company started to raise funds for its software development through a private placement of its equity securities.

Software development costs included amounts paid to the software development vendor and outside consultants.

General and Administrative Expenses

General and administrative expenses increased to $3,990,241 for the nine months ended September 30, 2000, compared with $147,296 for the nine months ended September 30, 1999. The increase was attributable to non-cash compensation charges incurred in connection with the issuance of warrants for services rendered by employees, increased fees paid to legal and accounting professionals, and increased payroll and rent expenses.

In February 2000, EduLink issued warrants to an officer to purchase 34,305,000 shares of common stock at an exercise price of $0.0022. The $3,082,500 non-cash compensation charge associated with these warrants was recorded by the Company as a general and administrative expense during the nine months ended September 30, 2000.

In August 2000, the Company amended its employment contracts with its President, Chief Executive Officer, and Senior Vice President. The amendments terminated the issuance of 17,152,950 warrants to each of the officers upon completion of each of the Build-Out Elements, the Beta Test, and the national launch of the proposed Schoolhouse System. In consideration for the warrant termination, the Company recognized $130,000 of compensation expense, which represents $50,000 each to its President and Chief Executive Officer and $30,000 to its Senior Vice President.

The Company's payroll expense increased by $120,406 to $198,120 for the nine months ended September 30, 2000, from $77,714 for the nine months ended September 30, 1999. This increase was the result of expenses associated with five-year employment contracts the Company entered into with three officers in September 1999.

The Company's legal and accounting expenses increased by $135,097 to $152,220 for the nine months ended September 30, 2000, from $17,123 for the nine months ended September 30, 1999. The increase was the result of expenses incurred for services rendered in connection with the July 2000 registration of EduLink's common stock under the Securities Exchange Act of 1934.

Three Months Ended September 30, 2000 as Compared with Three Months Ended September 30, 1999


                                     FOR THE THREE MONTHS ENDED SEPTEMBER 30,

Income statement:                              2000             1999
                                         ---------------  ----------------

Revenue                                  $             -  $              -

Interest income                          $        31,585  $              -

Software development expenses            $     1,003,323  $              -

Operating expenses                       $       367,801  $         51,924

Net loss                                 $     1,339,539  $         51,924



Revenue

EduLink is a development stage enterprise and has spent most of its efforts during the past three years in developing its Schoolhouse System for the 7th & 8th grades, which is intended to be beta tested beginning in January 2001 and launched in September 2001. Accordingly, we have not generated any revenue to date.

Software Development Costs

Software development expenses increased to $1,003,323 for the three months ended September 30, 2000, from $0 for the three months ended September 30, 1999. The increase in software development cost for the third quarter of 2000 arose from the increase in EduLink's software development activities. During the third quarter of 1999, the Company was conceptualizing its business plan and focusing on how to utilize the development work completed during 1998. In addition, EduLink lacked the necessary funds for software development in the third quarter of 1999. In October 1999, the Company signed a contract agreement with an outside software development vendor to continue the development its Schoolhouse System software. In December 1999, the Company started to raise funds for its software development through a private placement of its equity securities.

Software development costs included amounts paid to the software development vendor and outside consultants.

General and Administrative Expenses

General and administrative expenses increased to $367,801 for the three months ended September 30, 2000, compared to $51,924 for the three months ended September 30, 1999. The increase was attributable to non-cash compensation charges for issuance of warrants for services rendered by employees, increase in compensation expense, increased fees paid to legal and accounting professionals, and increased payroll and rent expenses.

The Company's payroll expense increased by $34,234 to $69,063 for the three months ended September 30, 2000, from $34,829 for the three months ended September 30, 1999. This increase was the result of expenses associated with five-year employment contracts the Company entered into with three officers in September 1999.

The Company's legal and accounting expenses increased to $25,479 for the three months ended September 30, 2000, from $0 for the three months ended September 30, 1999. This increase was the result of expenses incurred for services rendered in connection with the July 2000 registration of EduLink's common stock under the Securities Exchange Act of 1934.

Liquidity and Capital Resources

Since 1996, EduLink has financed its working capital needs through capital contributions by stockholders, private placement of common equity and bridge loans. As of September 30, 2000, we had cash and cash equivalents of approximately $2,659,148. Cash used in operations was $3,882,039 for the nine months ended September 30, 2000, $1,159,115 for the three months ended September 30, 2000, and $5,337,315 from inception through September 30, 2000. Cash used in operations during each of these periods was primarily for expenses related to the design and development of computer software and general and administrative expenses. Since 1996 through September 30, 2000, we have raised $7,680,629 through private placements of our common stock and seed capital from one of our executives and approximately $375,000 through bridge loans.

In August 2000, the Company amended its employment contracts with its President, Chief Executive Officer, and Senior Vice President. The amendments terminated the issuance of 17,152,950 warrants to each of the officers upon completion of each of the Build-Out Elements, the Beta Test, and the national launch of the proposed Schoolhouse System. In consideration for the warrant termination, the Company agreed to give $50,000 each to its President and Chief Executive Officer and $30,000 to its Senior Vice President as compensation. In addition, the President and Chief Executive Officer will each receive an additional $120,000 during 2001, payable to each officer at the rate of $50,000 in January 2001 and $10,000 per month for seven consecutive months commencing April 1, 2001.

As indicated above under the caption "Overview," the estimated cost of EduLink's development program and its projected expenses over the next twelve months will exceed its current cash resources. EduLink anticipates that it will need to raise an additional $2.9 million of capital in order to meet its anticipated cash requirements up to the planned launch of the Schoolhouse System for the 7th and 8th grades. Of course changes in our development program or other changes affecting our operating expenses could alter the timing and amount of our expenditures and therefore the amount and timing of when we will require additional funding. EduLink currently plans to raise sufficient additional capital through private placement of its common stock and/or private placement of debt or preferred stock convertible into its common stock to meet its ongoing cash needs, until such time as its business generates cash flow sufficient to fund its operations. However, the additional funding we require may not be available to us on acceptable terms or at all. If we cannot obtain adequate funding, we could be required to significantly curtail or even shut-down our operations.

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

                                           EDULINK

Date: November 14, 2000                   By:  /s/ Michael Rosenfeld
                                                --------------------------------
                                                Michael Rosenfeld
                                                Chief Executive Officer
                                                (On behalf of the registrant and
                                                as principal financial officer)

                                  EDULINK, INC.

                        Exhibit Index to Quarterly Report
                      On Form 10-Q for the Quarterly Period
                            Ended September 30, 2000

           Exhibit      Description

              27       Financial Data Schedule.