Form 10-K405
period 2000-12-31
EDULINK INC
filed 2001-04-02
CIK 1023008

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

                  Annual Report Pursuant To Section 13 Or 15(d)
                     Of The Securities Exchange Act Of 1934
                   For the fiscal year ended December 31, 2000

                          Commission File No. 000-29953

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

             450 North Roxbury Avenue
                    Suite 602
         Beverly Hills, California 90210
         -------------------------------
     (Address of principal executive offices)

                                 (310) 247-7800
                                 --------------
              (Registrant's telephone number, including area code)

        Securities registered pursuant to Section 12(b) of the Act: None

           Securities registered pursuant to Section 12(g) of the Act:
                    Common Stock, par value $0.001 per share
                              (Title of each class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

As of March 15, 2001, 801,977,500 shares of Common Stock were outstanding, and the aggregate market value of the Common Stock (based upon the closing price of $.018 per share on the OTC Bulletin Board on March 15, 2001) held by non-affiliates was approximately $10,267,430.

                                TABLE OF CONTENTS

                                                                            Page


PART I
  Item 1.    BUSINESS.........................................................3
  RISK FACTORS...............................................................19
  Item 2.    PROPERTIES......................................................23
  Item 3.    LEGAL PROCEEDINGS...............................................23
  Item 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.............24

PART II
  Item 5.    MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
              STOCKHOLDER MATTERS............................................25
  Item 6.    SELECTED FINANCIAL DATA.........................................26
  Item 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
              AND RESULTS OF OPERATIONS......................................27
  Item 7A.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK......30
  Item 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.....................30
  Item 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
              AND FINANCIAL DISCLOSURE.......................................30

PART III
  Item 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT..............31
  Item 11.   EXECUTIVE COMPENSATION..........................................32
  Item 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
              AND MANAGEMENT.................................................35
  Item 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS..................35

PART IV
  Item 14.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS
              ON FORM 8-K....................................................36


       Unless otherwise indicated, all references to "EduLink," "we," "us" and "our" refer to EduLink, Inc. and its predecessor.

                                CAUTIONARY NOTICE
                      REGARDING FORWARD-LOOKING STATEMENTS

       This report contains statements that we believe are "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. All statements other than statements of historical fact in this report, including statements regarding our competitive strengths, business strategy, expected benefits of any acquisition, future financial position, budgets, projected costs and plans and objectives of management are forward-looking statements. In addition, forward-looking statements generally can be identified by the use of forward-looking terminology such as "may," "will," "expect," "should," "intend," "estimate," "anticipate," "believe," "plan," "continue" or similar terminology. We undertake no obligation to publicly update or revise any forward-looking statements contained in this report. These forward-looking statements are not guarantees of future performance and are subject to risks, uncertainties and other factors, some of which are beyond our control, that could cause actual results to differ materially from those we express or imply in those forward-looking statements. These factors include, but are not limited to, those we describe in "Risk Factors" and elsewhere in this report, and these factors expressly qualify all written and oral forward-looking statements attributable to us.

                                     PART I

Item 1.      BUSINESS

Overview

       EduLink was originally incorporated in January 1994 as a Nevada corporation under the name URREA Enterprises, Inc. as a development stage company that attempted to engage in the business of extracting minerals. However, URREA's developmental operations did not generate revenues. URREA's common stock was traded on the OTC Bulletin Board.

       In October, 1999, URREA and EduLink agreed to merge, with URREA surviving the merger and the stockholders of EduLink receiving an aggregate of 7,776,000 shares of URREA common stock. At the time, URREA had no assets or liabilities and a net asset value of $0. EduLink entered into the merger in order to achieve the value of being a publicly traded company, including obtaining liquidity for its shareholders.

       Prior to the merger with EduLink, URREA effected a forward stock split of its issued and outstanding shares on a 50:1 basis, which increased its outstanding shares of common stock from 5,180,450 to 259,022,500, as well as the number of shares of common stock to be issued and delivered to the stockholders of EduLink from 7,776,000 to 388,800,000. At the closing on October 27, 1999, EduLink merged with and into URREA in exchange for 388,800,000 shares of URREA common stock and immediately after the merger URREA changed its name to EduLink, Inc. EduLink is not in any manner conducting the mineral extraction business that URREA attempted to engage in prior to the merger.

Our Services

       We are currently engaged in the design, development and production of an integrated Internet educational service, called the "EduLink Smart Schoolhouse(sm)," which is intended to be marketed to and utilized by students, parents, teachers and school administrators. In connection with the design and development of this system, we have also developed certain proprietary relational database software, which is discussed more fully below. The Smart Schoolhouse system will include:

       o a comprehensive school information management and communications system; and

       o an individualized standards based and nationally recognized 3rd through 12th grade curriculum with appropriate instructional strategies and student assessment. It is intended that this service will be utilized by four separate categories of end users: students, parents, teachers, and school administrators. The total service will be provided to schools, without charge, over the Internet. The total service includes the premium service, which means access to those inquiry-based instruction strategies and problems that are planned to be housed within the Smart Schoolhouse system's proposed Virtual Lab described below. The service provided to schools will also be provided to homes without charge except that we plan to charge homes nominal fees for the premium service.

       From July, 1996 through approximately April, 1998, we developed an initial business plan for the Smart Schoolhouse system, built a prototype Website, produced a limited number of educational content lesson plans and developed an initial template to construct educational content. After April 1998, we re-defined the business plan for the Smart Schoolhouse system, redeveloped the structure and methodology for building interdisciplinary and interactive lessons, as well as Virtual Labs utilizing inquiry based instruction.

       We have completed the design and development of the material elements of the Smart Schoolhouse system. The Smart Schoolhouse system combines instructional and school information with an integrated communications system that together deliver the educational content and school related information across the Internet to the web-based users. Our website is the key to our delivery system. The website serves as a user portal or gateway to the Smart Schoolhouse system. The Smart Schoolhouse system relates to each element in the instructional system as a separate object stored on our dedicated servers. The software architecture has three tiers. They are:

       o Presentation Layer - software responsible for delivering the Graphic User Interface to the end user. EduLink's presentation layer has two embedded software components.

       o Web Browser - a user-supported web browser to allow users to seamlessly and easily access system components.

       o Web Servers - software elements that manage the connections between the user and the EduLink servers. These software elements are revolutionary because they are capable of performing over a thousand transactions per second to create content and assemble it into a presentable format.

       The Company's hardware architecture has two components. They are:

       o Application Layer - user computer systems that serve to host the user-friendly web browser. This layer implements all the EduLink specific application logic for the publish-and-subscribe access schemes, implements all the EduLink tools, and facilitates the interpretation, formulation and delivery of user requests and queries and data inputs.

       o Server Layer - EduLink servers that host the Company's web server, application software and database. The server layer provides for the storing and retrieval of information.

       The Company's architecture also incorporates a number of elements. These are:

       o      XML based system for curriculum content.

       o A graphical icon-based interface as part of the Content Editor, allowing teachers, students and parents to rapidly reconfigure content.

       Inquiry-based instruction is a learning technique that requires students to solve a problem by planning, carrying out and reporting the results of their investigation. Problems that require inquiry or investigative steps are planned to be revealed to students in an online Virtual Lab setting, with an emphasis placed on student laboratory and field investigation, as well as case studies. It is our goal that inquiry-based instruction in an online Virtual Lab setting will facilitate a deep and personal understanding of how learning works by participating in the conduct of investigations and solving a problem in an electronic world which will have characteristics that are simulated to represent a real world environment, i.e., an online Virtual World. A Virtual Lab refers to a pre-designated real world characteristic which is part of an online Virtual World and which, once entered, gives the student access to a problem involving one discipline (math, science, history or literature) as well as access to resources and tools designed to facilitate resolutions to the problem. It is expected that each online Virtual World will contain four online Virtual Labs, each such Virtual Lab to relate to one of the four disciplines. For example, if a student enters an online Virtual World which simulates a tent on grass next to a stream, and a night sky, lit by a bright star, and if the student "clicks" on the simulated star, that student would enter the online Virtual Lab and be asked to create an online working model of a solar system and be provided tools to assist and guide the student.

       The design, development and production of the material aspects of the delivery system and tools of the proposed Smart Schoolhouse system described above have been completed. The material aspects of five units for the 7th and 8th grade curriculum content have been completed, and portions of those units are currently being alpha tested. The current status of the development of our proposed products and services is set forth below in the section entitled "The Current Status of our Proposed Products and Services."

       We originally estimated that we needed a total of approximately $8.5 million to produce, alpha test, beta test and launch the Smart Schoolhouse system for the 7th and 8th grades only. We now intend to include all grades from 3rd through 12th as well as the home-school market, and we estimate that we need an additional $6.5 million to complete the modifications required for the system's application to the home-school market and for the 3rd through 6th and 9th through 12th grades, to license third party curriculum content for the 3rd through 6th and 9th through 12th grades, to beta test, launch and market the system for the 3rd through 12th grades, to complete the production of additional enabling tools, to provide the infrastructure to market and exploit our technologies, and to create curriculum content for grade levels 9 and 10. As of December 31, 2000, we had raised a total of approximately $7.5 million, net of expenses, towards our goal of a total of $14 million, primarily through the December 1999 private placement of common stock.

       In addition to the development costs discussed in the previous paragraph, we expect that our expenses (including ongoing software development costs and general and administrative costs) in the next few years will be approximately $6.0 million per year from 2002 through 2004, following the planned launch of our Smart Schoolhouse system for the 3rd through 12th grades and the home schooling market. This amount will be used to create proprietary curriculum content for two additional grade levels each year, to alpha test and beta test the content so created, to produce additional software tools, to upgrade technologies to continue operations, to increase marketing activities for the Smart Schoolhouse system and to continue marketing our technologies for application in markets outside of the 3rd to 12th grade United States education market.

       We intend to obtain such additional funds from operating revenue and/or from the sale of our securities, but there can be no assurance that there will be operating revenue or that funds can be secured on terms acceptable to EduLink.

Smart Schoolhouse System

       We anticipate that the proposed Smart Schoolhouse system will provide:

       o A 3rd through 12th grade public and private school curriculum for schools in the United States packaged in units. A unit is a body of information that covers a defined topic. For example, in United States history, there may be a unit on the settling of America. In the proposed EduLink curriculum for the 7th and 8th grades, there are 10 units which cover material from the period of America's settlement through the period known as the "space age." Each unit covers a specific time period. Each unit will consist of approximately 14 lessons (with each lesson including 10 activities) and four inquiry-based problems. Each two grade levels will require approximately 10 units.

              Lessons are the discrete elements into which units are segmented. They cover detailed information regarding one aspect of a unit and cover material in history, math, science and literature. For example, in the unit on the settling of America there may be lessons regarding Native Americans, the African slave trade and the Spanish Conquest.

              Activities are the series of tasks or assignments which follow each lesson. For example, in the unit on the settling of America, the lessons on the Spanish Conquest may have an accompanying activity that asks the student to write a journal as though he or she were a soldier in the army of Hernando Cortez reporting on what he or she sees happening to the Aztecs.

              The curriculum will be structured in an interdisciplinary manner, encompassing two or more forms of content disciplines (for example, a history unit involving the California Gold Rush may have embedded in it a math lesson using weights and measures, a science lesson involving geologic formations and an English lesson exploring the writings of Bret Harte), cross-age, meaning combining the curriculum content to fit the needs of two grades, such as 7th grade 13 year old students with 8th grade 14 year old students (for example, although 8th graders typically study U.S. History and 7th graders typically study World History, the EduLink cross-age curriculum explores the peopling of the Americas through a review of not only the events in the Americas which brought the Bering Land Bridge nomads, European explorers and West and Central Africans together, but also through a review of the cultures from which these people came, with lessons on the European Renaissance, the Protestant Reformation, African myths and traditions, and Native American agriculture). Our graphical design engineers and database engineers have standardized the icons and information flows inside the user screens. The targeted users for this service are students, parents and teachers.

       o Educational curriculum content and student skill proficiencies based upon National Content Standards. National Content Standards refers to the guidelines and educational standards and curriculum frameworks recommended by several organizations focused on education, including: the National Council of Teachers of English, the California Language Arts Content Standards, the National Center for History in the Schools, the National Center for History Standards, the National Geography Alliance, the American Association for the Advancement of Science, the Center for Research on Evaluation, Standards and Student Testing, the National Council of Teachers of Math, and the Council for Basic Education. Our content engineers have finished the alignment of curriculum content and student skill proficiencies with National Content Standards for the first ten units. The targeted users for this service are students, parents and teachers.

       o The integration of quality multi-media educational content, educational assessment, and teacher instructional strategies in a web-based environment. "Multimedia content" means content which incorporates text, photos, audio, video and/or animation. Multimedia content can include public domain material, or proprietary material which requires the securing of a license, such as archived audio, video, still pictures and data from nationally recognized content organizations like National Geographic, CNN and Reuters. EduLink has had discussions regarding licensing arrangements with National Geographic, CNN and Reuters, but no licensing agreements have been reached. EduLink does not intend to develop or create its own multimedia content, nor does it intend to compile an index of websites containing multimedia content. However, all multimedia content proposed to be utilized will be hosted by EduLink inside the proposed Smart Schoolhouse system. All resources that relate to multi-media educational content for the first six units for the 7th and 8th grades have been identified, collected and all licenses to use the information on the web have been obtained. The targeted users for this service are students, parents and teachers.

       o Two-minute video teasers as introductions to the curriculum units. Our content engineers have written descriptions of the video teaser segments as introductions to the first six units of the 7th and 8th grade curriculum, and the first two teasers have been provided. The targeted users for this service are teachers, students and parents.

       o A means to enhance student collaboration through the Internet either at home, via a computer with Internet access, or at school, via a computer with Internet access. Collaboration, in this context, means that students from different physical locations can assist each other in working out assigned problems by utilizing their access to the proposed Smart Schoolhouse system via the Internet, and the "Chat" areas within the proposed Smart Schoolhouse system, inclusive of the Virtual Labs, meaning areas which allow for communications by typing messages in designated spaces. The targeted users for this service are teachers, students and parents.

       o A comprehensive information management and communication service with programs uniquely tailored to school, teacher, student and parent needs, such as an electronic filtered 24-hour daily news feed; Edu-Chat rooms (on-line chat areas), free Edu-Mail (on-line E-Mail), a calendar of events, schedules and announcements. Our content and database engineers are writing design specifications and have begun the initial web-based engineering build-out for this service. The targeted users for this service are students, parents, teachers and school administrators.

       o Online Virtual Labs with emphasis on inquiry. Our content engineers have written a description of the inquiry and design problems for the first five units of the 7th and 8th grade interdisciplinary curriculum that has been completed. A web-based format has been produced to standardize electronic icons, schoolhouse structure and unit lesson and activities. Two Virtual Labs have been created and tested. The targeted users for this service are teachers and students.

       o An electronic essay grader and a student essay tutorial program. The electronic essay grader refers to a software tool which grades student essays based upon the input of relative values allocated to various possible answers to the question posed. The student essay tutorial program means software that will guide students as to how to write essays. Our content engineers have finished a written description of an electronic grading system for designated student work. Our database engineers have developed initial algorithms for the web-based electronic essay grader. The targeted users for this service are teachers.

       o Teacher, student and parent tools to enhance learning. These tools include existing reference web-based software, such as thesaurus, dictionary, encyclopedia, atlas, word processor and calculator. These tools also include non-reference type tools designed by our technology engineers to help students learn by working systematically through a problem, including:

              o an Inquiry Step Tool, meaning a tool which sets out in a linear fashion the steps a student should take to solve a problem, inclusive of identifying the problem, formulating hypotheses and conducting research;

              o a Cognitive Mapping Tool, meaning a tool which promotes the discovery and segregation of various elements associated with a problem (i.e., identifying the elements, determining how to retrieve the elements using the student's prior knowledge and determining how to organize the elements into categories and subcategories) and facilitates an examination of the elements and the logical ways to connect them so as to arrive at a solution. This tool is intended to provide the student with a "map" of his thought processes, and for example, prompt the student for more information or ask if one response might better fit into another category; and

              o an Intelligent Student Coaching Tool, meaning a tool which will inform the student, on-line, when he is not properly processing the problem (i.e. the student improperly formulates a hypothesis). Existing reference web-based tools have been identified and located and the content engineers have developed a written description of non-reference web-based tools that are to be developed. Our database engineers have designed the database in order to integrate the tools into the database. The targeted users for this service are teachers, students and parents.

       o The Content Editor Tool, which is a teacher authoring tool kit (inclusive of a web-based lesson design template) to publish teacher created lessons inside the proposed Smart Schoolhouse system. Our database engineers have designed and developed the Content Editor Tool; it is currently undergoing alpha testing. A teacher authoring tool means a software tool which allows a teacher to gather digital data (inclusive of multimedia content) from various locations and formats in a user-friendly manner, so as to create and/or edit lesson plans. In order to utilize portions of any textbook curriculum used by a teacher in the classroom together with portions of lessons, activities or other material stored within the proposed Smart Schoolhouse system, the teacher must place that textbook material inside the proposed Smart Schoolhouse system (meaning inputting the text thus converting it to a digital format). The targeted users for this service are teachers.

       o Tutorial services for use by students in the home. EduLink plans to hire teachers as tutors, accessible through Edu-Chat e-mail, chat rooms and/or telephone lines. Tutorial services will be offered to students for a nominal fee. The targeted users for this service are students.

       o The School Store. The School Store means an area planned to be within the Smart Schoolhouse system, which allows a user to purchase products such as school sweaters, notebooks and sportswear. The software to facilitate this part of the proposed Smart Schoolhouse system is being designed by hired technology engineers. In order to operate such a store, EduLink must conclude agreements with product suppliers who will warehouse and ship products as they are ordered by users of the system. The targeted users for this service are students, parents, teachers and administrators.

       o An educational system that is adaptable to a worldwide educational audience. The proposed Smart Schoolhouse system is adaptable to a world wide educational audience because its targeted users, i.e., students, parents, teachers and schools, have universal educational characteristics. The unit, lesson and activity structure can be made specific to a country's national educational agenda. The structure of the proposed Smart Schoolhouse system can be used in any country, but the educational content comprised of units, lesson plans, activities and inquiry-based problems must be created specifically so as to satisfy the language and educational requirements of the country in question. EduLink has no expertise in terms of non-U.S. educational content; thus, in order to bring the proposed Smart Schoolhouse system to other countries, EduLink must form alliances with entities based in the particular country, which have the expertise necessary to create the appropriate educational content and which will provide the funds required to create the applicable educational content. EduLink has not entered into any negotiations or agreements with any entities for purposes of expanding the proposed Smart Schoolhouse system to other countries. The targeted users for this service are administrators, teachers, parents and students of the applicable foreign country.

Our Proprietary Software

       Our proprietary software includes our delivery and content management system and our tools. We have one patent claim pending with the U. S. Patent and Trademark Office for "System and Method For Developing Instructional Material Using a Content Database." Our delivery system and content management includes:

       o our content server, consisting of EduLink's proprietary data model and a licensed database known as Structure Information Management, or SIM;

       o an authoring system, consisting of Company's Content Editor Tool with use of the licensed XMETAL product from SoftQuad;

       o a rendering engine, consisting of Company's style and content composition software; and

       o      our form generator.

       This system may be easily adapted for use in many information intensive applications, both within and outside of education markets.

       We have designed and developed the following software tools for use in the Smart Schoolhouse system: the Content Editor Tool, Cognitive Mapper, Map Maker, Crossword Puzzle Builder, Integrated Working Environment, Teacher, Student Planner, 3-D Virtual World, Inquiry Step Tool, Chart Drafter, Math Plotter, Calculator, Homework Builder/Grader, Student Portfolio, Test Generator and Progress Report Generator. Software tools which have been designed but not yet developed include School Store Query, Master Scheduler, Essay Grader, Link Zoom Virtual Microscope Speed Reader and Remediation Tool.

Customers and Users

       We intend that the proposed Smart Schoolhouse system will be used by school administrators, teachers, students and parents. There will be no requirement that schools use the proposed Smart Schoolhouse system. Instead, schools will be able to voluntarily adapt to the proposed Smart Schoolhouse system because the school is not charged for the service and as such, they will be able to utilize the system when and how they please.

       School Administrators

       It is planned that the portions of the proposed Smart Schoolhouse system designed for school administrators will serve as the administrative arm of the proposed Smart Schoolhouse system in a particular school and that it will, among other things, detail school district resources and Internet technology capabilities. EduLink intends to provide a full array of services to school administrators including:

       o a web-based home page to the school with active links to additional web pages about the school, its community, faculty and staff and school information;

       o comprehensive calendar and scheduling capabilities which will automatically be propagated to teacher, student, and parent desktops;

       o school-wide and staff-only announcement capabilities which will also be propagated to the appropriate persons;

       o collaboration capabilities both within the school and with outside educators using the proposed Smart Schoolhouse system;

       o home pages for administrative staff, with information (such as education and areas of interest) for use in establishing collaborative connections with outside educators; and

       o site administrators associated with the school, to permit them to register themselves and their classes with the proposed Smart Schoolhouse system. It is planned that all information to support these basic functions will reside on EduLink host computers. Administrators will have the same basic abilities as teachers to examine the curriculum (unit, lessons and activities) offered by EduLink. Administrators will also have access to the common set of office tools: word processing, dictionary and thesaurus. We also plan to furnish news feeds to administrators.

       EduLink believes that administrators will want this information described above because it is essential to their daily operations, housed in one place and will be easily accessible.

       Teachers

       It is planned that teachers will have access to all proposed Smart Schoolhouse system curriculum units, lessons, news feeds, video teasers, the Virtual Labs and the inquiry-based problems and tools. Teachers will be able to use the proposed Smart Schoolhouse system to enhance their existing programs and to allow them more time to individualize instruction. By using the time saving tools, such as the electronic essay grader and the inquiry step tool, teachers can become facilitators of the student's learning experiences rather than dispensers of knowledge. Teachers will be able to guide students into inquiry learning while encouraging them to interact and collaborate with other students. Teachers will be able to use the proposed Smart Schoolhouse system to assess student performance, to collaborate with students on writing and problem solving exercises, to create lessons from the news feeds and from the bank of archived resources using EduLink electronic authoring tools, to exchange information instantaneously with other educators, and to communicate quickly and directly to parents.

       Teachers can encourage students to interact and collaborate via the proposed Smart Schoolhouse system by explaining orally in the classroom, or in writing through e-mail or individual chat sessions or group chat sessions in chat rooms. Teachers can use this proposed Smart Schoolhouse system to assess student performance by observing the student's work while using the Cognitive Mapping and Inquiry Step tools, and this assessment can be accomplished by reviewing the student's work after completion (it will be stored) or by reviewing the Student's work "real time," i.e., while in progress, which therefore enables the teacher to collaborate with the student while in the problem solving process. It is anticipated that a teacher/student collaboration will include e-mails, individual chat sessions, group chat sessions and other interactive collaboration within the Virtual Lab environment. EduLink intends to save teachers' time in some areas (i.e. by the use of electronic essay graders, use of the system's lessons and activities) while causing them to expend some of the time saved in other areas (such as those that are designed to promote critical thinking and assessment of thinking skills). A teacher will be able to "pick and choose" from the services offered in that a teacher can, for example, opt to communicate with parents via the proposed Smart Schoolhouse system or elect not to do so; a teacher can use one, more than one or none of EduLink's lessons and activities within a unit in the classroom; a teacher can use traditional curriculum textbook material while also using related EduLink lessons, activities or Virtual Lab inquiry-based problems as a supplement. The proposed Smart Schoolhouse system is not intended to replace traditional curriculum, but rather to be used by teachers as an additional asset to draw from. Moreover, even if the proposed Smart Schoolhouse system is accepted into a school it does not mean every teacher within that school will desire or be given the opportunity to access the proposed Smart Schoolhouse system; and EduLink assumes that, initially, those teachers within an EduLink affiliated school who have technological awareness will be more likely to desire and be given the opportunity to use the system in the classroom. It is the school, through administrators (usually with guidance from teachers) that will elect to affiliate with EduLink, and because EduLink is not attempting to replace the traditional curriculum, no formal adoption of the proposed Smart Schoolhouse system's curriculum is required.

       Additionally, it is planned that the archived resources will be developed from strategic alliances that EduLink plans to make with national and regional organizations to license their electronic educational media resources. It is anticipated that the image and informational banks of archived resources will be integrated into the EduLink database. Moreover, the proposed Smart Schoolhouse system will provide a repository for teaching and learning practices as well as a distribution outlet for teachers employed by EduLink affiliated schools around the world to publish and license their lessons. To facilitate this publishing aspect, EduLink intends to build and integrate into its database a web-based teacher-authoring tool (including a web-based lesson design template).

       Students

       It is intended that students will be able to access the proposed Smart Schoolhouse system at any time through a computer that has Internet access, including through a home computer. This will allow them to supplement and enhance their learning, and collaborate with other students and teachers. Students will be able to review their course work, obtain materials and interactive resources related to their course work and, if necessary, receive direct tutorial aid. EduLink expects that the interactive resources will include videos, audios and still pictures that will have the capacity to be stopped and played back within the proposed Smart Schoolhouse system, making each resource interactive. EduLink expects to offer students direct tutorial aid in the home, for a fee, through its e-mail program and the Edu-Chat program as well as by telephone connection.

       The portion of the proposed Smart Schoolhouse system designed for students is intended to have, among other things, the applicable educational information for the grade of the particular student courses, daily lessons and related materials, as well as a school information guide to help organize a student's schedule, events, sports activities and clubs. Students will be able to access via the Internet student-run web pages, current news events, updated bus schedules and a daily read out of their teachers, classes and activities. Students will also have their assignment lists and personal "lockers" with their own private passwords to record their outside activities, appointments and errands.

       The proposed Smart Schoolhouse system, and all of the elements to be designed for student use, inclusive of applicable tools, will be structured so that it can be used by all age groups (i.e. 3rd graders through 12th graders) but the curriculum content itself and the language appearing within the proposed Smart Schoolhouse system to direct the student's use of the various components of the proposed Smart Schoolhouse system (including the tools) will be made age appropriate.

       Parents

       It is planned that through the use of the proposed Smart Schoolhouse system, parents will have the ability to interact directly with a variety of persons involved in their child's education, including teachers, guidance counselors and career counselors. For college-bound students, all of the pertinent information relating to prospective colleges, scholarships, financial aid and sample SAT and ACT tests will be available to parents. Parents will also be able to maintain direct contact with teachers, school administrators, coaches and other parents through a special PTA menu. They will be able to schedule "chat" sessions on a regular basis and at their own convenience. "Chat" sessions and bulletin board postings will allow parents to participate by sharing experiences with parents of same age students around the city, state, nation, and world. Parents using their own personal access code will be able to interact with their child's school program from any computer with access to the Internet. Parents will be able to enter the School Store and shop for educational merchandise at discounted rates. The majority of the School Store merchandise will be rated and endorsed by EduLink.

       EduLink believes that parents will want access to the proposed Smart Schoolhouse system not only to provide their children with access to the proposed Smart Schoolhouse system at home, but also to allow the parents to become more involved in their child's educational experiences.

       The parents of homeschoolers will also be able to access the proposed Smart Schoolhouse system. EduLink also believes there is a significant opportunity in the homeschoolers market and plans to focus on trying to gain penetration into this market. In order to penetrate this market, curriculum content may have to be modified in order to satisfy various states' educational agendas; however, the National Standards upon which EduLink's curriculum content is to be based are generally more rigorous and demanding than the standards set forth in the various 50 United States; accordingly, we expect that the modifications that might be required with respect to any specific state would generally not be significant.

Delivery of and Access to the Smart Schoolhouse System

       EduLink has developed a demonstrable prototype Internet website to alpha test the proposed Smart Schoolhouse system. It is intended that school administrators, teachers, students and parents, free of charge, will access the website through desktop computers using his or her personal account. The website currently has minimal, basic available information regarding the Smart Schoolhouse system. Within each end user group, a member of the particular group will only have access to certain information and services. For example, students will receive access codes allowing them access to the curriculum services, but not to the grades or records of other students. Only a student's teacher and school administrator will have such access. Each end user will have a personal identification code, which will allow them access to their private information.

       EduLink will host the system for Internet use. Through the Internet, administrators, teachers, parents and students will be able to access and use the system. The content and services provided by the system will be delivered via the web to the users. The computers hosting the system will be provided by EduLink.

       It is expected that the school, not EduLink, will operate as the system administrator. When the school registers itself with EduLink, a site administrator (such as the principal or an assistant principal) will be selected by the registering school. The site administrator will be furnished with a special access code, which will permit the site administrator to provide and manage access privileges for the administrators, teachers, students and parents associated with that school.

       EduLink anticipates that schools (administrators), teachers, students, and parents, will each furnish pertinent data that will be maintained on the EduLink computers. It is expected that this will include general contact information, and also (for all except the parents) the additional profile information necessary to maintain such user's calendar, activities and interests, progress on assignments, class schedules, course work and other EduLink preferences. The school, teacher, parent and student information will be gathered by using electronic templates that identify specific fields of information. The data content from these templates will be stored on the EduLink host computers.

Current Status of Our Proposed Services and Products

       Smart Schoolhouse System

       EduLink expects to beta test the Smart Schoolhouse system for the 3rd through 12th grades and the home schooling market in late Summer of 2001, and to launch the service for the 3rd through 12th grades and the home schooling market in September 2001 following the completion of the beta test and resultant modifications to the system, if any. The launch will incorporate our proprietary 7th and 8th grade curriculum content, as well as other curriculum content licensed from third parties for the 3rd through 6th, 9th through 12th, and 7th and 8th grades. EduLink additionally intends to commence the creation of proprietary curriculum content for the 9th and 10th grades prior to the anticipated September 2001 launch. Thereafter, EduLink intends to create, test and launch additional proprietary curriculum content for two additional grades (e.g., 5th- 6th and 3rd-4th) each succeeding twelve month period.

       The technology consultants we have hired, Science Applications International Corporation, have designed and built the material elements of the EduLink architecture and the delivery and content management system, and have completed the design, development and production of the material aspects of numerous software tools, including the following tools: Content Editor Tool; Inquiry Step Tool; Cognitive Mapping Tool; Map Maker Tool; 3-D Virtual World Tool; Crossword Puzzle Builder; Chart Maker Tool; Math Plotter Tool; Teacher, Student, Parent Planner; Calculator; Homework Builder/Grader Tool; Student Portfolio; Test Generator; and Progress Report Generator. In addition, we have completed the design for, and expect to continue development during 2001 of, the following tools: Study Pal; Speed Reader Tool; Essay Grader Tool; Link Zoom Virtual Microscope; Smart Technology for Remediation; Master Scheduling Tool; and School Store Query Tool.

       The software relating to the Smart Schoolhouse system's information and communication system (i.e. e-mail, chat, schedules, school store) has been designed and built by our technology engineers. The graphics within the Smart Schoolhouse system are also being designed by SAIC and we have completed the initial graphics relating to the 7th and 8th grade curriculum. Over 5 of the 10 units of the proprietary curriculum content for the 7th and 8th grades (units, lessons, activities, inquiry based problems) have been created by our content design team, headed by Kathleen McGuire, Ph.D., of McGuire and Associates and supervised by Professor Gary Nash of the University of California at Los Angeles. We have delivered the proprietary curriculum content for the first five units for the 7th and 8th grades to SAIC for incorporation into the Smart Schoolhouse system and are currently alpha testing portions of this content.

       It is intended that proprietary curriculum content for two additional grade levels will be completed within every 12 month period following the launch of the Smart Schoolhouse system service for the 3rd through 12th grades and the home schooling market. The technological aspects of the Smart Schoolhouse system will not require any changes for different grade levels; it is only the language used, the graphics used and the curriculum content that will require changes to make them age appropriate.

       Proprietary Software

       We have completed the design and development of the material elements of our system architecture and our delivery and content management system, which allows information to be combined with an integrated communication system to deliver the information in our database across the Internet to multiple web-based users. This delivery system relates to each element in our database as a separate object stored on our dedicated servers, thereby allowing multiple users to perform simultaneous transactions in the same database and on the same server. EduLink's server software, supported by Structure Information Management
(SIM), is capable of performing over one thousand transactions per second.

       Our proprietary content management system is facilitated by a messaging process which implements XML encoding techniques, and which includes advanced extensible Stylesheet Language technology, utilized to apply style characteristics to the systems that are indexed for rapid retrieval. The content management system includes our Content Editor Tool (which implements SoftQuad's XMETAL product so as to allow HTML data to implement XML encoding) which facilitates the customized retrieval, repurposing, storing and publishing of information.

Marketing

       Smart Schoolhouse System

       EduLink plans to market the proposed Smart Schoolhouse system to public and private schools throughout the United States and to homes with school aged children. In addition, EduLink intends to market the proposed Smart Schoolhouse system to a worldwide market and outside the core 3rd through 12th grade market. EduLink intends to reach schools and homes by several methods, including direct sales, alliances with companies that have a substantial regional and national presence in school and/or home markets (such as local telephone companies, cable companies, computer companies local marketing companies and internet service providers), cross promotion with companies attempting to reach demographics similar to those of EduLink, and public relations activities that will illustrate the academic value of EduLink's content.

       In this regard, the academic content of EduLink's proposed Smart Schoolhouse system has been evaluated by various nationally recognized educators, such as Professor Gary B. Nash, Ph.D., Project Co-Director for the National Standards for History, University of California Los Angeles; Professor Christopher Salter, Ph.D., Founder of the National Geography Alliance, University of Missouri; Professor Sheridan Blau, Ph.D., former President of the National Council of English Teachers, University of California Santa Barbara; and Dr. Linda Plattner, Council for Basic Education Coordinator of National Math Standards at a cost of approximately $50,000 in the aggregate.

       The type of alliances EduLink envisions include co-branding agreements with well known portals such as Yahoo; bundling agreements with computer companies like Dell and telcos like GTE; co-promotional agreements with sponsors and advertisers which provide promotional material about EduLink through the distribution of their own products or within their own environment, such as Pepsi Cola and Wal-Mart. EduLink has not commenced discussions or entered into any agreements relating to any such marketing alliances. At this stage, we do not intend to enter into any barter type arrangements in connection with such marketing alliances. Instead, EduLink's marketing activities to date have been limited to securing written commitments from several schools relating to their participation in the alpha and beta tests for the 7th and 8th grade Smart Schoolhouse system, including the Lincoln Middle School in Santa Monica, California, the John Thomas Dye School in Los Angeles, California, Celebration School in Osceola, Florida and the Assumption School in Wood-Ridge, New Jersey. All of the schools may opt out of such alpha and/or beta testing at any time.

       Proprietary Software

       We believe our proprietary software technology, particularly the relational database management and interface aspects, can be used in any number of applications outside of our Smart Schoolhouse system, and we have begun discussions with a number of software and technology companies to explore structures, such as licenses or joint ventures, to generate revenue from our proprietary software technology.

Potential Sources of Revenue

       Smart Schoolhouse System

       If EduLink is able to fully develop and market the proposed Smart Schoolhouse system, it expects to derive revenue from one or more of the following sources:

       o      Fees from schools for use of premium tools;

       o      Home subscriptions for premium services and tools;

       o      Tutorial services;

       o Transactional revenue from the school store and links to other websites;

       o Traditional corporate advertising within the commercial zones of the Smart Schoolhouse system;

       o Corporate sponsorship in various forms, including corporate underwriting;

       o      International franchises of the proposed Smart Schoolhouse system;
              and

       o Federal grants. The federal grant possibilities relate to those designed to assist the development of education on-line (such the Learn Anytime, Anywhere Annual Federal Grant, and one U.S. Department of Education Filed Institute Studies program); in order for EduLink to qualify for such grants, a partnership between EduLink (a "for profit" entity) and a public or private educational institution would be required. An applicable model for pursuit of such a grant would be the combination of EduLink and one or more of the public schools involved in EduLink's contemplated alpha test of the Smart Schoolhouse system for the 7th and 8th grades or EduLink's contemplated beta tests of the Smart Schoolhouse system for the 7th and 8th grades, as well as additional grade levels.

       Proprietary Software

       If EduLink is able to market its proprietary relational database software or any applications using such software, we expect to derive revenue from licensing or selling our software to software companies, other technology companies or third-party users, or from sales generated by joint ventures that could be formed with software or other technology companies.

Competition

       The market for companies providing educational related materials is highly and intensely competitive. EduLink will be in direct competition with companies with significantly longer operating histories, significantly greater financial, technical, product development and marketing resources, greater name recognition and larger customer bases than that of EduLink. Competitors of EduLink include education curriculum software companies such as Edscape Corporation, Lightspan Networks, Inc., Softkey International, Inc., National Education Corporation, Davidson and Associates, Inc., Scholastic Corporation, Broderbund Software, Inc., Knowledge Adventures, Inc., Jostens LLC, CNN newsroom, PBS Mathline, CTB McGraw Hill, Net School/ACTV Inc., e Schooland, and CCC, Inc. Moreover, other entities not currently in this industry may in the future attempt to launch a business similar to or identical to that of EduLink's. EduLink's competitors may develop products comparable or superior to those developed by EduLink, adapt more quickly than EduLink to new technologies, evolving industry trends or customer requirements, or devote greater resources to the development, promotion and license of their products than EduLink. Accordingly, there can be no assurance that competition will not intensify or that EduLink will be able to compete effectively in its proposed market. However, to EduLink's knowledge, there are no other companies currently engaged in the business of providing all of the various elements of the proposed Smart Schoolhouse system from a single system which EduLink intends to provide. There are various software companies that are providing organizational information between teachers and administrators, but we are not aware of any company currently providing organizational information between parents and teacher, parent and student, teacher and student, parents and administrators, and student and administrator, inside one system. EduLink does not believe it will be in competition with companies that provide extra curriculum games that are designed to be educational because EduLink's content is focused on a national standards based curriculum that relates directly to history, math, science and literature.

       Additionally, although sources such as newsfeeds are available on the web for free, such as CNN and Internet Newsfeeds, EduLink does not believe they provide a software filtering system that allows users to identify and archive information for use at another time, something which the proposed Smart Schoolhouse system is intended to provide. Cable and other companies have a class room presence over cable networks for newsfeeds and in some cases for storing and retrieving lesson plans. This information is usually available in an analog format and not digital, therefore restricting its use to TVs and VCRs. By having a 24 hour newsfeed with a filtering system, and by delivering the newsfeed over the Internet inside the proposed Smart Schoolhouse system, EduLink hopes to provide something uniquely different.

Employees

       As of December 31, 2000, EduLink had four employees, including three executives--Michael Rosenfeld, Dr. Ronald Rescigno and Ian Rescigno. In addition, EduLink has entered into agreements for services with the following individuals and entities:

       For content development, research grants, and online educational tutorial experts - McGuire and Associates, headed by Kathleen McGuire, Ph.D., director of the Distance Learning Program, University of California, Los Angeles ("UCLA") extension; Los Angeles, California;

       For content oversight, including units, lessons, activities and the inquiry based problems within the Virtual World and endorsement - Professor Gary
B. Nash, Ph.D., Project Co-Director for the National Standards for History, National Center for History in the Schools, UCLA, Los Angeles, California;

       For content development within the home schooling market - Connie Koch. An oral agreement was concluded in December 2000, whereby Ms. Koch agreed to assist EduLink in formulating a marketing plan directed at the Homeschool Market. She is to receive $2,500 per month, plus discretionary bonuses. The term is "at will." The agreement calls for negotiating a long-term agreement wherein Ms. Koch would become a full time employee of EduLink after we receive additional financing. A formal agreement is expected to be executed in the near future;

       To review existing materials for our Virtual Worlds relating to educational content within eras 1-10 (7th and 8th grade curriculum) and to provide additional designs for implementation - Boris Berenfeld. In December 2000 an agreement was concluded. The Agreement provides that Mr. Berenfeld's compensation equals $17,500, payable as follows: $5,000 upon execution, $5,000 on January 31, 2001, and $7,500 on February 28, 2001;

       For development of marketing and sponsorship plans - David Garland. An oral agreement was concluded in October 2000, whereby Mr. Garland agreed to assist EduLink in formulating an overall marketing plan, in recruiting local marketing company participants and in procuring sponsorships. Mr. Garland is to receive fees equal to $5,000 per month, plus discretionary bonuses. The term is "at will." The agreement calls for negotiating a long-term agreement wherein Mr. Garland would become a fulltime employee of EduLink after we receive additional financing. A formal agreement is expected to be executed in the near future;

       For service as interim Chief Operating Officer of EduLink - Howard Ash. In November 2000, Mr. Ash agreed to prepare a business plan, to use his best efforts to secure second tier financing of not less than $5 million, and to advise EduLink in all areas relating to its business. Mr. Ash's compensation equals $20,000 for the business plan, $10,000 upon commencement of his presentations to potential investors, and 5% of the net funds received from investors he procures;

       SAIC Co-License Agreement. In December 2000, EduLink licensed the right to use SAIC's "Smart Logo" technology and SAIC licensed from EduLink the right to use improvements to that technology which are to be developed by SAIC and paid for and owned by EduLink. The license fee to SAIC equaled $25,000 plus a percentage of income received by EduLink from licensing the Smart Logo (25% when the logo is used on EduLink's site, reduced to 20% after SAIC receives $50,000, and 15% when the logo is licensed for use on other sites, reduced to 10% after SAIC has received $50,000). The license fee payable by SAIC to EduLink equals 10% of income received by SAIC from its licensing activities.

       For database engineering, front end graphic design services, Virtual World design, and the Graphic User Interface for inquiry based problems - Science Applications International Corporation (SAIC), Center for Advanced Information Technology; Annapolis, Maryland;

       For teacher, parent and student filtering and curriculum development tool and the teacher curriculum center - SAIC, Center for Advanced Information Technology; Annapolis, Maryland;

       For the inquiry-based software and tool kit - SAIC, Center for Advanced Information Technology; Annapolis, Maryland;

       For research and educational marketing - McGuire and Associates, headed by Kathleen McGuire, Ph.D., director of the Distance Learning Programs, UCLA; Los Angeles, California;

       Saatchi & Saatchi North America, Inc. EduLink's dispute with Saatchi was settled in January 2000, reducing EduLink's payment obligation to $1,000,000 (payable $600,000 in 2000 and $400,000 by December 31, 2001) and reducing EduLink's obligation to issue shares of stock to Saatchi to 100,000 shares; and

       Regents of the University of California ("UCLA"). In September 2000, UCLA licensed its proprietary content relating to history, inclusive of its archived resources, to EduLink. EduLink established an overall revenue sharing fund for all of its licensors, inclusive of UCLA, agreeing to distribute annually to each licensor a portion of the fund based upon the number of "user hits" received by such licensors' content as compared to user hits received by all licensors' content. The fund is based on a percentage of EduLink's annual adjusted gross revenue from specific revenue sources, such percentages ranging from 3% (for the first $15 million), 5% (over $45 million up to $145 million) to 2% (over $745 million), to 0% (over $1 billion).

       The three employment agreements with full-time employees were all entered into on September 1, 1999 and provide as follows:

       Ronald Rescigno has been employed as President of EduLink since September 1, 1999, and his employment agreement runs through December 31, 2004. Compensation originally equaled $150,000 per year (the monthly pro-rata compensation from September 1 - December 31, 1999 was waived), plus a bonus equal to the greater of 10% of the Net Pre-Tax Profits or 10% of the Net Cash Flow of EduLink computed annually, but not to exceed an amount equal to $300,000 for each of the calendar years 2000 and 2001 and $450,000 for each of the calendar years 2002, 2003 and 2004; in addition, Dr. Rescigno is entitled to four weeks vacation, annually, fifteen paid sick days annually, and insurance benefits. The agreement also originally provided that warrants to purchase 5,717,650 shares of EduLink's common stock at $.0022 per share were to be issued to Dr. Rescigno upon completion of each of the Design Phase, the Build-Out Elements, the Beta Test and the National launch of the proposed Smart Schoolhouse system for the 7th and 8th grades. These warrants were to vest ratably over 7 years from the date of issuance. In 2000, following the issuance of warrants for completion of the Design Phase but prior to the issuance of any of the remaining warrants, the agreement was amended to eliminate the right to receive the remaining warrants in exchange for $50,000 additional salary in 2000 and a base salary of $300,000 beginning in 2001. Dr. Rescigno must devote all of his work efforts to EduLink, Inc. for the term of his employment agreement.

       Michael Rosenfeld has been employed as Chief Executive Officer of EduLink since September 1, 1999, and his employment agreement runs through December 31, 2004. Compensation originally equaled $150,000 per year (the monthly pro-rata compensation from September 1 - December 31, 1999 was waived), plus a bonus equal to the greater of 10% of the Net Pre-Tax Profits or 10% of the Net Cash Flow of EduLink computed annually, but not to exceed an amount equal to $300,000 for each of the calendar years 2000 and 2001 and $450,000 for each of the calendar years 2002, 2003, and 2004; in addition, Mr. Rosenfeld is entitled to four weeks vacation, annually, fifteen paid sick days, annually, and insurance benefits. The agreement also originally provided that warrants to purchase 5,717,650 shares of EduLink's common stock at $.0022 per share were to be issued to Mr. Rosenfeld upon completion of each of the Design Phase, the Build-Out Elements, the Beta Test and the National launch of the proposed Smart Schoolhouse system for the 7th and 8th grades. These warrants were to vest ratably over 7 years from the date of issuance. In 2000, following the issuance of warrants for completion of the Design Phase but prior to the issuance of any of the remaining warrants, the agreement was amended to eliminate the right to receive the remaining warrants in exchange for $50,000 additional salary in 2000 and a base salary of $300,000 beginning in 2001. Mr. Rosenfeld may render outside services so long as it does not interfere with his obligation as an officer of EduLink.

       Ian Rescigno has been employed as Senior Vice President of Operations for EduLink since September 1, 1999, and his employment agreement runs through December 31, 2004. Compensation originally equaled $90,000 per year (the monthly pro-rata compensation from September 1 - December 31, 1999 was waived), plus a bonus equal to the greater of 10% of the Net Pre-Tax Profits or 10% of the Net Cash Flow of EduLink computed annually, but not to exceed an amount equal to $180,000 for each of the calendar years 2000 and 2001 and $270,000 for each of the calendar years 2002, 2003, and 2004; in addition, the employee is entitled to four weeks vacation, annually, and fifteen paid sick days, annually, and insurance benefits. The agreement also originally provided that warrants to purchase 5,717,650 shares of EduLink's common stock at $.0022 per share were to be issued to Mr. Rescigno upon completion of each of the Design Phase, the Build-Out Elements, the Beta Test and the National launch of the proposed Smart Schoolhouse system for the 7th and 8th grades. These warrants were to vest ratably over 7 years from the date of issuance. In 2000, following the issuance of warrants for completion of the Design Phase but prior to the issuance of any of the remaining warrants, the agreement was amended to eliminate the right to receive the remaining warrants in exchange for $30,000 additional salary in 2000. In February 2000, Mr. Rescigno was issued additional warrants to purchase 34,305,000 shares of common stock at an exercise price of $.0022 per share. Mr. Rescigno must devote all of his work efforts to EduLink, Inc. for the term of his employment agreement.

       The consulting agreement between EduLink and Professor Gary B. Nash was entered into as of February 1, 2000. The agreement provides that Professor Nash will supervise the design of our proposed curriculum for the 7th and 8th grades. The curriculum is to consist of 10 units with approximately 140 lessons and 1,400 activities, plus 40 inquiry based questions for a contemplated Virtual World. Professor Nash's engagement with EduLink is non-exclusive and all of the results and proceeds of his services are assigned to EduLink and are deemed a work for hire from inception. Professor Nash is to be paid $3,000 per month until the 10 units are delivered, not to exceed 12 months. The $3,000 is an advance against fees of $100 per hour, but he must obtain pre-approval for hours to be incurred in excess of 40 hours in a month. He also is to receive a bonus of 7.5% of any license fees paid to UCLA by EduLink pursuant to any license agreement between EduLink and UCLA which may in the future be consummated with respect to intellectual property relating to history curriculum of the 7th and 8th grades. He also is to receive warrants to purchase 100,000 shares of EduLink's common stock at $.10 per share upon delivery of each unit, to a maximum of warrants to purchase 1,000,000 shares. He also is engaged to serve on EduLink's Quality Control Curriculum Committee and will be entitled to receive warrants to purchase 500,000 shares of stock at $.20 per share for his service on the Committee. Professor Nash is also to receive an additional 1,000,000 warrants for securing three approved individuals to serve on the Committee, one-third of which vest as each of such individuals agrees to serve on the Committee. In addition, should Professor Nash render services for three additional grade groupings (9th/10th; 11th/12th/; 4th/5th/6th), he will be entitled to receive additional warrants to purchase 1,000,000 shares for each grade grouping, which warrants vest at the rate of 100,000 warrants per unit delivered, up to 10 units per grade grouping. The exercise price for such warrants will equal 75% of the average closing market price of EduLink's common stock for the five business days immediately preceding the date the applicable warrants vest.

       The consulting agreement between EduLink and Ms. McGuire was entered into as of February 1, 2000. The agreement provides that Ms. McGuire is to develop content for the proposed 7th and 8th grade curriculum. Content development includes responsibility to core curriculum standards, integration of educational software applications, presentation and final editing of content, and recruitment and training of on-line tutors. The deliverable schedule is to be mutually determined. EduLink's payment obligation is $148,000, payable as deliverables are completed and accepted in accordance with the mutually approved schedule. The payments include all sums otherwise payable to the specialists supplied by Ms. McGuire and the results and proceeds of all work product, including the copyrights therein, is to be owned by EduLink and is to be considered a work for hire from inception. In addition, Ms. McGuire is to manage the specialists, liaison between the specialists and EduLink's other technology providers and content supervisors, analyze student assessment of the curriculum, assist in obtaining federal grants, identify possible schools to participate in the contemplated beta test, and assist in planning the rollouts of additional grade level curriculum. For such additional services, Ms. McGuire is to receive the sum of $3,000 per month for 12 months (commencing February, 2000), unless the agreement is terminated earlier based upon a failure to deliver on a timely basis.

       The agreement between EduLink and SAIC was entered into as of October 1, 1999. The agreement provides that SAIC will render services relating to the development and construction of the proposed Smart Schoolhouse system, such services and the actual deliverables to be fully described by Individual Task

Order Statements of Work and Schedule, such work to be performed on a time and material basis. The hourly fees per category are established for the one year term of the agreement (e.g. Program Manager at $200 per hour; Jr. technical staff at $90 per hour). Each Task Order may include one or more labor categories. There is no limit as to the number of Task Orders that may be issued. All materials furnished and services performed shall be subject to inspection and test. All materials, computer programs software or other data or information, whether fabricated, manufactured, purchased or otherwise obtained by SAIC for the performance of its services and charged to EduLink are the property of EduLink.

                                  RISK FACTORS

       The following important factors, among others, could cause our actual operating and financial results to differ materially from those contained in this report and our other oral and written communications. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties, including those that we do not know about now or that we currently deem immaterial, may also adversely affect our business.

We Have Generated No Revenues To Date And Expect To Incur Losses For The Foreseeable Future, Which Could Cause The Value Of Our Common Stock To Decline

       Since our inception, we have generated no revenues. We do not anticipate generating revenues until our Smart Schoolhouse system is launched, which is currently anticipated to be in September 2001. However, if our Internet educational services are not accepted and adopted by a significant number of school districts and schools we will not generate significant revenues or become profitable. As of December 31, 2000, our accumulated deficit was $11,190,791. For the fiscal years ended December 31, 1999 and 2000, the report of our independent certified public accountants contained a going concern qualification. We expect to continue to experience significant operating losses in the future as we continue our development efforts. Our future losses could cause the market value of our common stock to decline.

We Will Need Additional Capital In The Future To Support The Final Development And Launch Of Our Smart Schoolhouse System, And To Fund Our Capital Needs After The Launch, And If We Do Not Have Available Financing We Could Have To Curtail Our Operations

       Our current cash resources will not be sufficient to meet our requirements for the next 12 months. We are not currently generating revenues to fund our ongoing operations and, even if we use all of our current cash resources, we might not be able to fund our ongoing basic cash requirements after December 31, 2001, assuming we would suspend additional development and marketing activities after on or about June 30, 2001.

       We currently anticipate that $6.5 million will be needed to complete modifications to the system for application to the home school market and the 3rd through 6th and 9th through 12th grades, to license third-party curriculum content, complete the alpha and beta testing of our Smart Schoolhouse system for grades 3 through 12, to complete the development of additional enabling tools, to create curriculum content for the 9th and 10th grades, to engage additional managerial, marketing and staff personnel, and carry through the September 2001 scheduled launch. Additionally, commencing in January 2002, we currently anticipate the need for an additional $6.0 million per year thereafter to fund continuing operations, upgrade existing content, upgrade technology, and produce additional content, beta test and launch additional grade levels for our Smart Schoolhouse system. During the year ended December 31, 2000, we used $5,391,439 million in our operating activities. Changes in our development program or other changes affecting our operating expenses could, however, alter the timing and amount of our expenditures and when we will require additional funding. The additional funding we require may not be available to us on favorable terms or at all. If we cannot obtain adequate funding, we could be required to significantly curtail or even shut-down our operations.

We Have No Operating History, Which Makes It Difficult To Value Our Common Stock

       We are a development stage company with no operating history. We commenced our current operations in July 1996 and have not yet commercially offered our services. We may not grow or achieve profitability. We face a number of risks encountered by development stage companies in the Internet information industry, including:

       o      the uncertainty of market acceptance of our services;

       o our need to introduce reliable and robust products and services that meet the demanding needs of customers;

       o our need to first create and then expand our marketing, sales and support organizations, as well as our distribution channels;

       o      our ability to anticipate and respond to market competition; and

       o      our need to manage expanding operations.

       Our business strategy may not be successful, and we may not successfully address these risks.

Our Smart Schoolhouse System Is Currently In Development And We May Not Be Able To Complete That Development In A Timely And Cost Effective Manner, Or At All

       We are currently developing our Smart Schoolhouse system for the 3rd through 12th grades and the home school market, with initial or "alpha" testing among a limited user group completed as of December 2000. The second or "beta" round of testing among a wider group that includes more "real world" users is now intended to begin in the late Summer, 2001, and we expect it to be completed prior to the anticipated September 2001 commercial launch of the 3rd through 12th grade and home school portions of the Smart Schoolhouse system. Additionally, we are currently developing proprietary curriculum content for the 7th and 8th grades, and we intend to create proprietary curriculum content for two or more additional grades each succeeding school year. However, this schedule assumes that the alpha and beta tests do not reveal significant defects or faults in the system. If significant defects or faults are found, EduLink may not be able to meet this schedule, which would delay the commercial launch and therefore delay the generation of revenue. This, in turn, could cause the market value of our common stock to decline.

       Other factors, including many of the risk factors identified in this section, could also delay the development of our Smart Schoolhouse system, including among others the failure to raise additional capital and the failure to recruit needed employees, with the same effect on EduLink and its common stock.

If We Cannot Deliver The Features And Functionality Our Customers Demand, We Will Be Unable To Retain Or Attract New Customers

       Our success depends upon our ability to determine the features and functionality our customers demand and to design and implement these features and functionality in our Smart Schoolhouse system to meet their needs in an efficient manner. We cannot guarantee that we can successfully determine customer requirements or that our future services will adequately satisfy customer demands. To date, the design of our Smart Schoolhouse system has been based on our internal efforts and feedback from a limited number of potential customers. In addition, we may experience difficulties that could delay or prevent the successful development, introduction or marketing of new features and service enhancements in our Smart Schoolhouse system. If we cannot effectively deploy, maintain and enhance our services, we may not generate sufficient revenue, our expenses may increase, we may not be able to recover our costs and our competitive position may be harmed.

Our Success Depends On Our Ability To Build And Expand Our Sales Force

       In order to build our customer base and revenues, we need to build and expand our sales operations. There is strong competition for qualified sales personnel in our business, and we may not be able to attract and retain sufficient new sales personnel to build and expand our operations. New sales personnel will require training and will take time to achieve full productivity, so the costs associated with hiring sales personnel will impact our financial results before the revenues generated from any additional sales, likely increasing our losses.

We Have Limited Resources And May Be Unable To Manage Our Anticipated Growth

       If we fail to develop and maintain our services as we experience anticipated rapid growth after the launch of our Smart Schoolhouse system, demand for our services and our revenues could decrease. Our development and expansion has placed, and will continue to place, significant strain on our managerial, operational, and financial resources. Due to the limited deployment of our services, we are unable to assess our ability to grow the business and manage a substantially larger operation.

The Operation Of Our Smart Schoolhouse System Will Depend On Internet Access Operated And Controlled By Others. If Our Customers Do Not Have Continued Access To Sufficient Capacity On Reliable Networks, We May Be Unable To Deliver Services And Our Revenues Could Be Affected

       Our success will depend, in large part, upon a robust communications industry and infrastructure for providing Internet access and carrying Internet traffic. The Internet may not prove to be a viable commercial medium because of a variety of factors including inadequate development of the necessary infrastructure such as reliable network backbone; timely development of complementary products such as high speed modems; delays in the development or adoption of new standards and protocols required to handle increased levels of Internet activity; or increased government regulation.

       Moreover, we rely on the Internet and, accordingly, depend upon the continuous, reliable and secure operation of Internet servers and related hardware and software. Several large Internet commerce companies have suffered highly publicized system failures which resulted in adverse reactions to their stock prices, significant negative publicity and, in certain instances, litigation. We may also suffer service outages from time to time. To the extent that our service is interrupted, users will be inconvenienced or adversely effected, and our reputation may be diminished.

       We also depend upon third parties to provide users with web browsers and Internet and on-line services necessary for access to our Smart Schoolhouse system. From time to time, our users may experience difficulties with Internet and other on-line services due to system failures, including failures unrelated to our systems. Any sustained disruption in Internet access provided by third parties could adversely impact our business.

We Depend On Recruiting And Retaining Qualified Personnel And Our Inability To Do So Would Seriously Harm Our Business

       Because of the technical nature of our services and the market in which we compete, our success depends on the continued services of our current executive officers and our ability to attract and retain qualified personnel, including personnel with Internet software expertise. Competition for qualified personnel is intense. New employees generally require substantial training, which requires significant resources and management attention. Even if we invest significant resources to recruit, train and retain qualified personnel, we may not be successful in our efforts.

The Convergence of Currently Distinct Industries May Adversely Affect Us

       Due to the relative infancy of the Internet and its rapid growth, it is not possible to predict the paths along which future development will proceed. The Company cannot anticipate the effects that a convergence of currently distinct industries may have on the Company's business. An example is the AOL-Time/Warner merger and the potentially dramatic effect that combination may have on the entertainment and ISP markets. In the event a similar convergence takes place in the educational services or other related industries, the long term effect on our business plan may be material and adverse.

Rapid Changes In Technology May Adversely Affect Us

       To remain competitive, we must continue to enhance and improve the responsiveness, functionality and features of our Smart Schoolhouse system. The Internet and the e-commerce industries are characterized by rapid technological change, changes in user requirements and preferences, frequent new product and service introductions embodying new technologies and the emergency of new industry standards and practices that could render our Internet services and proprietary technology and systems obsolete. Our success will depend, in part, on our ability to license leading technologies useful in our business, enhance our existing services, develop new services and technology that address the increasingly sophisticated and varied needs of prospective customers, and respond to technological advances and emerging industry standards and practices on a cost-effective and timely basis.

       The development of a Website and other proprietary technology entails significant technical, financial and business risks. There can be no assurance that we will successfully implement new technologies or adapt our Website and proprietary technology to customer requirements or emerging industry standards. If we are unable, for technical, legal, financial or other reasons, to adapt in a timely manner in response to changing market conditions or customer requirements, our business could be materially adversely effected. Further, the adoption of new Internet, networking or telecommunications technologies may require us to devote substantial resources to modify and adapt our products and services.

Our Quarterly Operating Results Are Subject To Fluctuations, And Our Stock Price May Decline If We Do Not Meet The Expectations Of Investors

       We anticipate that after the launch of our Smart Schoolhouse system our quarterly operating results will be difficult to predict and may fluctuate significantly from quarter to quarter due to a number of factors, many of which will be outside our control. These factors will likely include, but are not limited to:

       o delays in market acceptance or implementation by our customers of our Smart Schoolhouse system;

       o changes in demand by our customers for existing and additional services;

       o      introduction of new services by us or our competitors;

       o changes in our pricing policies or those of our competitors or suppliers; and

       o changes in accounting standards, including standards relating to revenue recognition, business combinations and stock-based compensation.

       We believe period-to-period comparisons of our operating results are not currently meaningful and will not be meaningful for the foreseeable future. Quarterly revenues and operating results are not predictors of our future performance. In some future quarter our operating results may be below the expectations of public market analysts and investors and, as a result, the price of our common stock may fall.

System Failures Could Reduce Revenues, Increase Costs Or Result In Liability Claims And Seriously Harm Our Business

       Any disruption to our services, information systems or communications networks could result in the inability of our customers to receive our services for an indeterminate period of time. Our services may not function properly if our systems fail, or if there is an earthquake, fire, flood or other natural disaster, or an act of war. Any disruption to our services could cause us to lose customers or revenue, or face litigation, customer service or repair work that would involve substantial costs and distract management from operating our business. We currently do not have fully redundant systems for our services at an alternate site. Our operations depend upon our ability to maintain and protect our computer systems located at SAIC's facilities in Orlando, Florida.

We Could Face Claims That Our Services Infringe On Intellectual Property. These And Other Claims Which May Arise Could Result In Significant Expenses And Distract Our Management

       Third parties may claim that our current or future products infringe their proprietary rights or assert other claims against us. As the number of entrants into our market increases, the possibility of an intellectual property or other claim against us grows. Any intellectual property or other claim, with or without merit, would be time-consuming and expensive to litigate or settle and could divert management attention from focusing on our core business. As a result of such a dispute, we may have to pay damages, incur substantial legal fees, develop costly non-infringing technology, if possible, or enter into license agreements, which may not be available on terms acceptable to us. This would increase our expenses and could decrease the functionality of our service, which would make our services less attractive to our current or potential customers.

We May Establish Alliances Or Acquire Technologies Or Companies In The Future, Which Could Result In The Dilution Of Our Stockholders And Disruption Of Our Business

       We are continually evaluating potential business alliances and external investments in technologies related to our business. Acquisitions of companies, divisions, businesses or products and strategic alliances entail numerous risks, any of which could materially harm our business in several ways, including:

       o diversion of management's attention from our core business objective and other business concerns;

       o failure to integrate the acquired company or business into our existing business;

       o potential loss of key employees from either our existing business or the acquired business;

       o dilution of our existing stockholders as a result of issuing equity securities; and

       o      assumption of liabilities of the acquired company.

       Some or all of these problems may result from current or future alliances, acquisitions or investments. Furthermore, we may not realize any value from these alliances, acquisitions or investments.

If The Use Of The Internet By School Districts, Schools, Students and Parents Does Not Continue To Grow, Our Business Will Be Harmed

       Our future success is dependent on continued growth in the use of the Internet by school districts, schools, students and parents. The use and acceptance of the Internet by schools, students and parents may not increase for a number of reasons, including the cost and availability of Internet access and concerns about privacy, security, reliability, and concerns related to students' unintended access to adult oriented websites.

       Capacity constraints caused by growth in the general use of the Internet may impede further development of the Internet to the extent that users experience delays, transmission errors and other difficulties. If the necessary infrastructure, products, services or facilities are not developed, or if the Internet does not become a viable and widespread commercial medium, we may not be able to grow our business.

Government Regulations And Standards May Harm Our Business And Could Increase Our Costs Or Reduce Our Opportunities To Earn Revenues

       In addition to regulations applicable to business in general, we may also be subject to direct regulation of the Internet by governmental agencies. A number of legislative and regulatory proposals under consideration by federal, state, and local governmental organizations may lead to laws or regulations concerning various aspects of the Internet, including on-line content, user privacy, taxation, access charges and liability for third-party activities. Additionally, it is uncertain how existing laws governing issues such as taxation on intellectual property, libel, user privacy and property ownership, will be applied to our services. The adoption of new laws or the application of existing laws may expose us to significant liabilities and additional operational requirements, which could decrease the demand for our services and increase our cost of doing business.

Item 2.      PROPERTIES

       At December 31, 2000, EduLink utilized a portion of the offices used by Michael Rosenfeld at 450 North Roxbury Drive, Suite 602, Beverly Hills, California 90210 as its administrative offices. EduLink also had its production offices located at 5743 Corsa Avenue, Suite 207, Westlake Village, California 91362. EduLink paid $68,426, $31,711 and $28,648 in 2000, 1999, and 1998, respectively, to the landlords of the premises, which are not affiliates of EduLink.

Item 3.      LEGAL PROCEEDINGS

       None.

Item 4.      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

       No matters were submitted to a stockholder vote in the fourth quarter of 2000.

                                     PART II

Item 5.    MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

       EduLink's common stock was traded on Nasdaq's OTC Bulletin Board under the symbol "MYIQ.OB" from November 23, 1999 until May 3, 2000 when it was removed from the OTC Bulletin Board. Trading on the OTC Bulletin Board resumed on July 24, 2000 after the common stock was registered under the Securities Exchange Act of 1934.

       The following table sets forth the range of high and low bid prices for our common stock for each quarterly period from November 23, 1999 through December 31, 1999, and from January 1, 2000 through December 31, 2000, as reported by brokers and dealers making a market in the capital stock. Such quotations reflect inter-dealer prices without retail markup, markdown or commission, and may not necessarily represent actual transactions:

                                                            HIGH            LOW
        Fiscal 1999
        Fourth Quarter (November 23, 1999 through           0.25          0.0625
        December 31, 1999)

        Fiscal 2000
        First Quarter                                       1.42           0.08
        Second Quarter                                     0.325           0.21
        Third Quarter                                       0.22           0.075
        Fourth Quarter                                     0.265           0.018


       As of March 15, 2001, there were 292 record holders of EduLink's common stock.

       EduLink has not paid any cash or other dividends on its common stock since its inception and does not anticipate paying any such dividends in the foreseeable future. EduLink intends to retain any earnings for use in its operations and to finance the expansion of its business.

       During the year ended December 31, 2000, EduLink sold 149,800,000 shares of its common stock at an aggregate offering price of $7,490,000 pursuant to the December 1999 private placement of common stock. These sales were exempt from registration under the Securities Act of 1933 pursuant to the exemption contained in Section 4(2) of such act.

       During the year ended December 31, 2000, EduLink granted 34,305,000 warrants to an officer for services rendered valued at $3,082,500.

       Bridge notes represent notes payable at 10% (annual percentage rate 10.47%) per annum and are currently due for payment. EduLink issued 20,869,412 and 11,435,294 warrants to purchase shares of common stock to the 1998 and 1996 bridge loan lenders, respectively, at an average exercise price of $0.034 per share. These warrants expire four years from the date of grant or four years from the date of an initial public offering.

       During the year ended December 31, 2000, 8,004,706 warrants issued to 1996 bridge loan lenders and 4,288,235 warrants issued to investors expired and were canceled.

       During the year ended December 31, 2000, two of the 1998 bridge note lenders converted $100,000 of the loan balance and $24,000 of accrued interest into 2,480,000 shares of common stock.

       On January 5, 2000, we entered into an agreement with a major vendor and the vendor's affiliates to settle a disputed amount of a contractual obligation arising from a software development contract.

       We agreed to issue approximately 11,435,000 shares of common stock as part of the settlement agreement in lieu of shares and warrants that were agreed upon previously. During the year ended December 31, 2000, the number of shares agreed to be issued as part of the settlement agreement was reduced to 100,000, which were issued to the vendor in December 2000.

Item 6.      SELECTED FINANCIAL DATA

                                                   Year ended December 31,
                                                    2000                1999
                                                -----------------------------
  Statement of Operations Data:
      Revenue                                  $           0        $         0
      Interest Income                                112,499                  0
      Software development costs                   3,120,301          (121,070)
      General and administrative costs             4,418,303            275,026
                                                   ---------            -------
      Total operating expenses                     7,538,604            153,956
                                                   ---------            -------
      Net loss from operations                 $ (7,426,105)        $ (153,956)

      Basic and diluted loss per share              $  (0.01)           $ (0.00)
      Weighted average shares outstanding        737,055,116        434,927,295


                                                      As of December 31,
                                                    2000                1999
                                                 -----------------------------
  Balance Sheet Data
      Cash and cash equivalents                   $ 2,022,147          $  74,103
      Total assets                                  2,084,037             74,103
      Total debt                                      941,815          1,597,259
      Stockholders' equity                        $ 1,142,222      $ (1,523,156)

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

       The following discussion is provided to afford the reader an understanding of the material matters of EduLink's financial condition, results of operation, capital resources and liquidity. It should be read in conjunction with the financial statements and notes thereto and other information appearing elsewhere in this report.

Overview

       EduLink, Inc. is a development stage company engaged in the design and development of a seamless integrated Internet educational service, called the Smart Schoolhouse system, for schools and homes, that is intended to be marketed to and utilized by students, parents, teachers and school administrators. The planned service will be delivered over the Internet to personal computer users.

       The Company originally estimated that it needed a total of approximately $8.5 million to produce, alpha test, beta test and launch the System for grades 7 and 8 only. The Company now intends to include all grades from 3rd through 12th as well as the home-school market, and it estimates that it needs an additional $5.5 million to complete the modifications required for the System's application to the home-school market and for grades 3rd through 6th and 9th through 12th, to license third party curriculum content for grades 3rd through 6th, 9th through 12th, as well as 7th and 8th, to beta test, launch and market the system for grades 3rd through 12th, to complete the production of additional enabling tools, to provide the infrastructure to market and exploit the Company's technologies, and to commence the creation of proprietary curriculum content for two additional grades, 9th and 10th,, prior to the intended September 2001 launch. It has raised a total of approximately $7.5 million, net of expenses, towards the goal of a total $14 million as of December 31, 2000, primarily through the December 1999 private placement of common stock.

       The Company expects that expenses (including software development costs and general and administrative costs) will be approximately $6 million per year from 2002 to 2004, to create curriculum content for two additional grade levels each year, to alpha test and beta test the content so created, to produce additional software tools, to upgrade technologies to continue operations, to increase marketing activities for the Smart Schoolhouse system and to continue marketing the Company's technologies for application in markets outside of the 3rd through 12th U.S. education market.

Results of Operations

       Year Ended December 31, 2000 as Compared to Year Ended December 31, 1999

        FOR THE YEARS ENDED DECEMBER 31,

        Income statement:                            2000          1999
                                                -------------  -------------
        Revenue                                 $           -  $           -
        Interest income                         $     112,499  $           -
        Software development costs              $   3,120,301  $   (121,070)
        General and administrative expenses     $   4,418,303  $     275,026
        Net loss                                $   7,426,105  $     153,956

Revenue

       EduLink is a development stage enterprise and has spent most of its efforts during the past four years in developing its Smart Schoolhouse system web based software initially for the 7th and 8th grades, and now also for 3rd through 6th and 9th through 12th grades as well as the home-school market, which is intended to be beta tested in the Summer of 2001 and launched in September 2001 following the completion of the beta test and resultant modifications to the system, if any. Accordingly, EduLink has not generated any revenues to date. EduLink's cumulative losses from inception through December 31, 2000 are $11,190,791.

       Interest Income

       Interest income in 2000 arose from investment of capital raised through the December 1999 private placement of common stock.

       Software Development Costs

       Software development costs increased to $3,120,301 for the year ended December 31, 2000, from a credit of $121,070 for the year ended December 31, 1999. The credit to software development cost in 1999 arose from the adjustment of a disputed liability relating to work done in 1997 and 1998, which was recorded in the books in those years. The increase in software development costs in 2000 arose from the increase in EduLink's software development activities. During 2000, the Company started software development work, and paid approximately $3 million to the software development vendor. In addition, the Company paid various consulting firms and individual contractors for the development and promotion of the Smart Schoolhouse system. In 2000, there was a credit to software development cost of approximately $0.5 million. This adjustment arose from the reduction of common stock shares issued to a vendor for a disputed liability relating to work done in 1997 and 1998. The adjustment resulted in a credit to software development cost in 2000.

       General and Administrative Expenses

       General and administrative expenses increased to $4,418,303 for the year ended December 31, 2000, compared with $275,026 for the year ended December 31, 1999. The increase was attributable to non-cash compensation charges incurred in connection with the issuance of warrants for services rendered by employees, increased fees paid to legal and accounting professionals, and increased payroll, consulting and rent expenses described below.

       In February 2000, EduLink issued warrants to an officer to purchase 34,305,000 shares of common stock at an exercise price of $0.0022. The $3,082,500 non-cash compensation charge associated with these warrants was recorded during the year ended December 31, 2000.

       In June 2000, EduLink issued warrants to each of its three officers to purchase 5,717,650 shares of common stock at an exercise price of $0.0022 per share for the completion of Design Phase elements. The warrants will vest ratably in equal annual installments over seven years. EduLink recognized $87,983 of compensation expense in 2000 related to the issuance of these warrants.

       In August 2000, the Company amended its employment contracts with its President, its Chief Executive Officer, and its Senior Vice President. The amendments terminated the issuance of 17,152,950 warrants issuable to each of the officers upon completion of each of the build-out elements, the beta test, and the national launch of the Smart Schoolhouse system. In consideration for the warrant termination, each of its President and Chief Executive Officer received $50,000 and its Senior Vice President received $30,000, and the Company recognized $130,000 of compensation expense.

       The Company's payroll and payroll related expense increased by $337,873 to $383,086 for the year ended December 31, 2000, from $45,213 for the year ended December 31, 1999. This increase was the result of expenses associated with five-year employment contracts the Company entered into with three officers in September 1999. In addition, the Company hired a full time employee and a temporary worker in 2000.

       The Company's legal and accounting expenses increased by $341,452 to $371,620 for the year ended December 31, 2000, from $30,168 for the year ended December 31, 1999. The increase was the result of expenses incurred for services rendered in connection with the registration of EduLink's common stock under the Securities Exchange Act of 1934 and additional legal and accounting services related to the public company filling requirements (also trademark, copyright, transactional services).

       The Company's consulting fees increased to $68,368 for the year ended December 31, 2000 from $0 for the year ended December 31, 1999. The increase was primarily due to the use of consulting services for capital raising and software promotion in 2000.

       The Company's rent expenses increased $36,715 to $68,426 for the year ended December 31, 2000, from $31,711 for the year ended December 31, 1999. The increase was the result of having an additional office in Westlake, California.

       Year Ended December 31, 1999 as Compared to Year Ended December 31, 1998

       FOR THE YEARS ENDED DECEMBER 31,

       Income statement:                             1999              1998
                                                --------------   ---------------
       Revenue                                  $           -     $          -
       Interest income                          $           -     $          -
       Software development costs               $   (121,070)     $    896,836
       General and administrative expenses      $     275,026     $    143,401
       Net loss                                 $     153,956     $  1,040,237

       Software Development Costs

       In January 1997, EduLink contracted with an outside software development vendor to provide production and consulting services in connection with the web based Smart Schoolhouse system.

       Software development expenses decreased to a credit of $121,070 in 1999 from $896,836 in 1998. The credit to software development cost in 1999 arose from the adjustment of a disputed liability relating to work done in 1997 and 1998 which was recorded in the books in those years. The adjustment was accounted for as a change in accounting estimate and accordingly resulted in a net credit to software development cost during 1999. In addition, during 1999, EduLink was conceptualizing its business plan and focusing on how to utilize the development work completed during 1998.

       Software development costs include amounts paid to the software development vendor and other consultants.

       General and Administrative Expenses

       General and administrative expenses increased to $275,026 in 1999 from $143,401 in 1998. The increase in expenses was mainly due to the compensation to its officers according to the employment agreements started in September 1999.

       Liquidity and Capital Resources

       Since 1996, EduLink has financed its working capital needs through capital contributions by stockholders, private placement of common equity and bridge loans. As of December 31, 2000, the Company had cash of approximately $2,022,147. Cash used in operations was $5,391,439 for the year ended December 31, 2000, and $6,846,713 from inception through December 31, 2000. Cash used in operations during each of these periods was primarily for expenses related to the design and development of computer software and general and administrative expenses. Since 1996 through December 31, 2000, the Company has raised $8,965,000 through private placements of common stock and seed capital from one of the Company's executives and approximately $375,000 through bridge loans.

       In August 2000, the Company amended its employment contracts with its President, Chief Executive Officer, and Senior Vice President. The amendments terminated the issuance of an aggregate of 17,152,950 warrants to these officers upon completion of each of the build-out elements, the beta test, and the national launch of the Smart Schoolhouse system. In consideration for the warrant termination, the Company agreed to give $50,000 each to its President and its Chief Executive Officer and $30,000 to its Senior Vice

President as compensation. In addition, the President and Chief Executive Officer will each receive an additional $150,000 during 2001, payable to each officer at the rate of $50,000 in January 2001 and $10,000 per month for ten consecutive months commencing February 1, 2001.

       As indicated above under the caption "Overview," the estimated cost of EduLink's development program and its projected expenses over the next twelve months will exceed its current cash resources. EduLink anticipates that it will need to raise an additional $6.5 million of capital in order to meet its anticipated cash requirements up to the planned launch of the Smart Schoolhouse system for the 3rd through 12th grades. Changes in the Company's development program or other changes affecting operating expenses could alter the timing and amount of expenditures and therefore the amount and timing of when the Company will require additional funding. EduLink currently plans to raise sufficient additional capital through private placement of its common stock and/or private placement of debt or preferred stock convertible into its common stock to meet its ongoing cash needs, until such time as its business generates cash flow sufficient to fund its operations. However, the additional funding the Company requires may not be available on acceptable terms or at all. If the Company cannot obtain adequate funding, it could be required to significantly curtail or even shut-down operations.

Item 7A.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

       Market Risk

       EduLink's exposure to market risk is principally confined to cash in bank and money market accounts, which have short maturities and therefore we believe to be minimal and immaterial market risk.

       Interest Rate Sensitivity

       As of March 15, 2001, EduLink had cash in checking and money market accounts. Because of the short maturities of these instruments, we believe that a sudden change in market interest rates would not have a material impact on the fair value of these assets.

       Foreign Currency Exchange Risk

       EduLink does not have any foreign currency exposure because it currently does not transact business in foreign currencies.

Item 8.      FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

       The information required by this item are set forth on pages F-1 to F-18 of this report.

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

       No changes in or disagreements with our accountants have occurred.

                                    PART III

Item 10.     DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Directors and Executive Officers of the Registrant

       Information regarding our directors and executive officers as of March 15, 2001 is set forth below. Each officer's term of office will expire at the first Board of Directors meeting held after our next annual meeting of stockholders. There is no arrangement or understanding between any of the executive officers or any other person pursuant to which such executive officer was selected for the office held. Ronald Rescigno, Co-chair of the Board of Directors and President of EduLink, is the father of Ian Rescigno, EduLink's Senior Vice-President - Operations. The following table sets forth information regarding EduLink's directors and executive officers:

               NAME         AGE      POSITION

    Michael Rosenfeld        59      Co-Chairman of the Board of Directors and
                                      Chief Executive Officer
    Ronald Rescigno          65      Co-Chairman of the Board of Directors
                                      and President
    Ian Rescigno             36      Senior Vice President - Operations
    Kathleen McGuire         47      Director
    Dorothy Tucker           52      Director


       MICHAEL ROSENFELD is Co-Chairman and Chief Executive Officer of EduLink. Mr. Rosenfeld has spent approximately the last thirty years practicing entertainment law with an emphasis on the music recording and publishing industry. Mr. Rosenfeld formerly was of counsel to Rosenfeld, Meyer & Susman, LP, an entertainment law firm with offices in Beverly Hills, California, from January 1995 through December 1997. He has been Chief Executive Officer and Co-Chairman of the Board of Directors of EduLink since January 1998 and devotes substantially all his working time and energies on the business of EduLink. Mr. Rosenfeld received his Bachelors of Arts degree from UCLA in 1964, and his L.L.B. from UCLA in 1967, where he was a member of the UCLA Law Review.

       RONALD R. RESCIGNO, Ed.D., D.H.L., Co-Chairman and President, EduLink Inc. Effective January 1997, Dr. Rescigno retired as a public school superintendent in California. Dr. Rescigno served in the public schools of the United States for 39 years, 17 as a school superintendent. Dr. Rescigno was Superintendent of the Hueneme School district located in Port Hueneme, California from 1983 through 1996. Since January 1997 Dr. Rescigno has been President and Co-Chairman of the Board of Directors of EduLink. Dr. Rescigno holds two doctorates; the degree of Doctor of Humane Letters (honoris causa) awarded by Wilkes University, Wilkes-Barre, Pennsylvania, in 1989 for his international work in student learning and the integration of computer networked technology and a Doctor of Education degree awarded by the University of North Colorado, Greeley, Colorado in 1978. Dr. Rescigno received his Bachelor of Science degree from Wilkes College, Wilkes-Barre, Pennsylvania in 1958 and a Master of Arts degree from Columbia University, New York, New York, in 1967. He is the author of the book Smarter Classrooms - Smarter World and produced a video on the same subject. He is currently working on a sequel to the above book describing his vision of the cyberspace school - i.e., the proposed Smart Schoolhouse system.

                  IAN RESCIGNO, Vice President - Operations, has responsibilities which include video production, content licensing and acquisition, strategic content partnerships, project management. Mr. Rescigno was the founder and president of Eco International, Inc. ("ECO") from 1989 through December 1996. Mr.

Rescigno has been working for EduLink in varying capacities since January 1997. After graduating from UCLA in 1988, Mr. Rescigno formed ECO International, Inc. ECO established a training and consultancy center in manufacturing technologies in Bulgaria for the purpose of improving the technological capabilities and efficiency of the Bulgarian industry through the accelerated introduction of computers in automation of manufacturing. ECO conducted research to develop and integrate different elements of advanced manufacturing technologies, such as CAD/CAM, FMS cells, industrial robotics, computerized factory management, automated inventory and distribution systems.

       KATHLEEN MCGUIRE, Ph.D., is a Director of the Company. Dr. McGuire has been Project Director, Distance Learning Program, UCLA Extension, since January 1995. Dr. McGuire received her B.A. and Masters from Cal Poly and her Ph.D. from UCLA Graduate School of Education and Information Studies.

       DOROTHY TUCKER, Ph.D., is a Director of the Company. Since January 1995, Dr. Tucker has been President of Dorothy M. Tucker, Associates, psychological consultants to corporations and governmental agencies, including the Los Angeles Police Department and General Electric. Dr. Tucker received her Ph.D. in Psychology from California School of Professional Psychology and her Ph.D. in Counselor Education from Ohio State University. She currently serves as a member of the California State Bar Board of Governors and the President's Task Force on Urban Initiatives.

Item 11.     EXECUTIVE COMPENSATION

       On September 1, 1999, employment agreements were entered into between EduLink and each of Dr. Rescigno, Ian Rescigno and Michael Rosenfeld. The terms of these employment agreements include an employment term through December 31, 2004, annual base compensation of $150,000 for each of Dr. Rescigno and Mr. Rosenfeld, and $90,000 for Ian Rescigno, and bonuses based upon formulae relating to EduLink's revenue. Each of the foregoing executive officers waived the right to receive such annual base compensation in 1999. In addition, each of Mr. Rosenfeld, Dr. Rescigno and Ian Rescigno have the right to receive options to purchase shares of EduLink's common stock as each of four separate deliverables are completed within specific time limits. Pursuant to the terms of Mr. Rosenfeld's agreement, he is to receive the sum of $10,000 per month in lieu of $10,000 in monthly compensation otherwise payable to him until his receipt of sums advanced to EduLink by Mr. Rosenfeld during 1999. Mr. Rosenfeld and Dr. Rescigno also had each previously been granted options to purchase 57,176,471 shares of common stock of EduLink. On February 1, 2000, EduLink amended its employment agreement with Ian Rescigno, Senior Vice President-Operations of EduLink, to issue warrants, exercisable through January 31, 2007, to purchase 34,305,000 shares of common stock at an exercise price of $.0022 per share.

       In August 2000, the Company amended the employment agreements of Mr. Rosenfeld, Dr. Rescigno and Ian Rescigno. In November 2000, the Company further amended the employment agreements of Mr. Rosenfeld and Dr. Rescigno. The amendments terminated the issuance of an aggregate of 17,152,950 options to each officer upon completion of each of the build-out elements, the beta test, and the national launch of the Smart Schoolhouse system. In consideration for the option termination, Mr. Rosenfeld and Dr. Rescigno each received $50,000 and Ian Rescigno received $30,000. In addition, each of Mr. Rosenfeld and Dr. Rescigno are to have received additional compensation for year 2001 equal to $150,000.

Summary Compensation Table

       The following table sets forth the annual compensation paid to executive officers of EduLink for the fiscal years ended December 31, 1998, 1999 and 2000. Prior to 2000, no executive officer received annual compensation in excess of $100,000.


                                                                  All Other
        Name and Principal Position      Year      Salary ($)    Compensation

     Dr. Ronald Rescigno,                2000        $150,000       $79,328 (2)
       Co-Chair and President (1)        1999
                                         1998

     Michael Rosenfeld,                  2000         $30,000       $79,328 (2)
       Chief Executive Officer           1999
       and Co-Chair (1)                  1998

     Ian Rescigno,                       2000         $90,000    $3,141,827 (3)
       Senior Vice President -           1999
       Operations (1)                    1998

     --------------
     (1)  The indicated officer agreed to waive all compensation through 1999.
     (2) Of the indicated amount deemed to have been received in 2000:
     (a) $50,000 is cash compensation received as consideration for the voluntary termination of warrants to purchase 17,152,950 shares of common stock at an exercise price of $.0022 per share, and (b)
     $29,328 is compensation deemed to have been received in connection with the grant of a warrant to purchase 5,717,650 shares of common stock because the $.0022 per share exercise price of the warrant was less than the $.0637 per share deemed fair market value of the common stock on the date such warrant was issued.
     (3) Of the indicated amount deemed to have been received in 2000:
     (a) $3,082,500 is compensation deemed to have been received in connection with the grant of a warrant to purchase 34,305,000 shares of common stock because the $.0022 per share exercise price of the warrant was less than the $.0921 per share deemed fair market value of the common stock on the date such warrant was issued, (b) $30,000 is cash compensation received as consideration for the voluntary termination of warrants to purchase 17,152,950 shares of common stock at an exercise price of $.0022 per share, and (c) $29,327 is compensation deemed to have been received in connection with the grant of a warrant to purchase 5,717,650 shares of common stock because the $.0022 per share exercise price of the warrant was less than the $.0637 per share deemed fair market value of the common stock on the date such warrant was issued.

Warrant Grants in 2000

       The following table sets forth information with respect to warrants issued to executive officers of EduLink for the fiscal year ended December 31, 2000.

                                                                                                Potential realizable
                                                                                              value at assumed annual
                                     Individual Grants                                          rates of stock price
                                                                                              appreciation for option
                                                                                                        term
- ----------------------- ------------------ ----------------- ------------- ------------------ ------------ ------------
                            Number of         Percent of
                           securities       total warrants
                           underlying         granted to     Exercise or
                        warrants granted     employees in     base price
         Name                  (#)           fiscal year        ($/Sh)      Expiration date        5% ($)      10% ($)
         ----                  ---           -----------        ------      ---------------        ------      -------
Michael Rosenfeld           5,717,650            11%            $.0022       June 7, 2007        $623,224     $867,646


Dr. Ronald Rescigno         5,717,650            11%            .0022        June 7, 2007        $623,224     $867,646


Ian Rescigno                5,717,650            11%            .0022        June 7, 2007        $623,224     $867,646
                           34,305,000            67%            .0022      February 1, 2007    $5,813,540   $8,080,319

Equity Incentive Plan

       EduLink intends to adopt an equity-based incentive plan in order to attract and retain key employees and directors of EduLink.

Compensation of Directors

       In 2000, EduLink had no standard arrangements to compensate its directors, nor was any compensation paid to EduLink's directors for the services provided by such directors.

Item 12.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

       The following table sets forth certain information as of March 15, 2001, regarding the beneficial ownership of EduLink's outstanding common stock as of the date hereof by:

       * each person who is known by it to be the beneficial owner of 5% or more of its outstanding common stock;
       *      each director and executive officer individually; and
       * all executive officers and directors as a group, as of the date of this Registration Statement.

       EduLink believes that each of the beneficial owners of the common stock listed in the table, based on information furnished by such owner, has sole investment and voting power with respect to such shares.

                              BENEFICIAL OWNERSHIP

Name and Address of Beneficial Owner         Number               Percentage (1)

Michael Rosenfeld (2)                        172,917,977 (3)      21.56%
Ronald Rescigno (2)                          174,633,276 (3)      21.78%
Ian Rescigno (2)                             35,121,807 (4)         4.38%
Kathleen McGuire(2)                          5,717,647 (5)        *
Dorothy Tucker (2)                           5,717,647 (5)        *
All executive officers and
 directors as a group (5 persons)            394,108,354          49.14%
- -----------------------
*        less than 1%
(1) Calculated on the basis of 801,977,500 shares of common stock issued and outstanding on March 15, 2001. For purposes of this table, a person or group of persons is deemed to have "beneficial ownership" of any shares which such person has the right to acquire within 60 days after the date of this filing. For purposes of computing the percentage of outstanding shares held by each person or group of persons named above on the date of this filing, any security which such person or group of persons has the right to acquire within 60 days after such date is deemed to be outstanding for the purpose of computing the percentage ownership for such person or persons, but is not deemed to be outstanding for the purpose of computing the percentage ownership of any other person.
(2) Address is c/o EduLink, Inc., 450 North Roxbury Drive, Beverly Hills, CA 90210.
(3) Includes 57,176,470 shares issuable upon exercise of warrants, at an exercise price of $.0022 per share, which expire on August 14, 2004, and further includes 816,807 shares issuable upon exercise of warrants, at an exercise price of $.0022 per share, which expire on June 7, 2007.
(4) Includes 34,305,000 shares issuable upon exercise of warrants, at an exercise price of $.0022 per share, which expire on February 1, 2007, and further includes 816,807 shares issuable upon exercise of warrants, at an exercise price of $.0022 per share, which expire on June 7, 2007.
(5) Consists of 5,717,647 shares issuable upon exercise of warrants, at an exercise price of $.0022 per share, which expire on September 14, 2003.

Item 13.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

       Mr. Rosenfeld advanced funds to or on behalf of EduLink during 1999 equal to $112,902 at an implied interest rate of 8.9%, and EduLink agreed to repay these funds to Mr. Rosenfeld on a periodic basis, such payments being made in lieu of, and serving to reduce, the monthly compensation otherwise payable to him under the terms of his EduLink employment agreement. The entire loan was repaid to Mr. Rosenfeld in 2000, with interest due on the loan repaid thereafter. In addition, Mr. Rosenfeld has waived his right to receive reimbursement for $140,403 in sums advanced by him to or on behalf of EduLink during the years 1996, 1997 and 1998. Dr. Rescigno was reimbursed $22,500 by EduLink in December 1999 and January 2000 for expenses incurred in 1998 and 1999 relating to secretarial services, office supply purchases and travel expenses incurred by him on behalf of EduLink.

       EduLink utilizes a portion of Mr. Rosenfeld's offices. EduLink paid $37,335, $31,711 and $28,648 in 2000, 1999 and 1998, respectively to the landlord of the premises, which is not an affiliate of EduLink.

       In 2000, EduLink paid $30,000 to one of its directors, Kathleen McGuire, Ph.D. A summary of the terms of such payment is contained in Item 1 of this report in the subsection entitled "Employees."

                                     PART IV

Item 14.     EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)(1) List of financial statements:

       The following is a list of the financial statements of EduLink, Inc. together with the report of independent public accountants, included in this report:

                                                                          Page
   Report of Independent Public Accountants............................    F-1
   Balance sheets as of December 31, 2000 and 1999.....................    F-2
   Statements of operations for each of the years
        in the period ended December 31, 2000, 1999 and 1998
        and from the period from January 25, 1996 (inception) to
        December 31, 2000..............................................    F-3
   Statements of stockholders' deficit for each
        of the years in the period ended December 31, 2000, 1999
        and 1998 and from the period from January 25, 1996
        (inception) to December 31, 2000...............................    F-4
   Statements of cash flows for each of the
        years in the period ended December 31, 2000, 1999
        and 1998 ......................................................     F-6
   Notes to  financial statements......................................     F-9

(a)(2) List of financial schedules:

The following is a list of data submitted herewith:

       None.

(b) (3) Exhibits:

   Exhibit     Description
     2.1       Agreement and Plan of Merger between URREA Enterprises and
               EduLink Inc.*

     3.1       Articles of Incorporation of URREA Enterprises, Inc.*

     3.2       Articles of Merger for URREA Enterprises, Inc.*

     3.3       By-laws of EduLink Inc.*

     10.1 Form of Warrant Agreement with Michael Rosenfeld (Rosenfeld Warrant Agreement).*

     10.2      Amendment to Rosenfeld Warrant Agreement, dated September 15,
               1999.*

     10.3 Form of Warrant Agreement with Ronald C. Rescigno (Rescigno Warrant Agreement).*

     10.4      Amendment to Rescigno Warrant Agreement, dated September 15,
               1999.*

     10.5      Warrant Agreement with Dorothy Tucker, dated September 15, 1999.*

     10.6      Warrant Agreement with Kathleen McGuire, dated September 15,
               1999.*

     10.7      Warrant Agreement with Ian Rescigno, dated February 1, 2000. *

     10.8      Warrant Agreement with Ian Rescigno, dated June 7, 2000.

     10.9      Warrant Agreement with Ronald C. Rescigno, dated June 7, 2000.

    10.10      Warrant Agreement with Michael Rosenfeld, dated June 7, 2000.

   Exhibit     Description

    10.11 Agreement with Saatchi & Saatchi North America, Inc. dated January 5, 2000. *

    10.12 Employment Agreement between Michael Rosenfeld and EduLink Inc., dated September 4, 1999. *

    10.13      Amendment to Rosenfeld Employment Agreement, dated February 1,
               2000. *

    10.14      Amendment to Rosenfeld Employment Agreement, dated August 21,
               2000.

    10.15      Amendment to Rosenfeld Employment Agreement, dated November 1,
               2000.

    10.16 Employment Agreement between Ronald C. Rescigno and EduLink Inc., dated September 4, 1999. *

    10.17      Amendment to Dr. Rescigno Employment Agreement dated February 1,
               2000. *

    10.18      Amendment to Dr. Rescigno Employment Agreement, dated August 21,
               2000.

    10.19      Amendment to Dr. Rescigno Employment Agreement, dated November 1,
               2000.

    10.20 Employment Agreement between Ian Rescigno and EduLink Inc., dated September 4, 1999. *

    10.21 Amendment to Ian Rescigno Employment Agreement, dated February 1, 2000. *

    10.22      Amendment to Ian Rescigno Employment Agreement, dated August 21,
               2000.

    10.23 Agreement with Science Applications International Corporation, dated October 1, 1999. *

    10.24      Agreement with McGuire and Associates, dated February 1, 2000.*

    10.25 License Agreement with The Regents of the University of California, dated September 12, 2000.

    10.26      Agreement with Howard Ash, dated November 1, 2000.

    10.27 License Agreement with Science Applications International Corporation, dated December 27, 2000.


- -----------------------
* Previously Filed

(b) (4) Reports on Form 8-K:

       No reports on Form 8-K were filed during the fourth quarter of 2000.

                                   SIGNATURES

       Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, as of April 2, 2001.

                                      EDULINK, INC.


                                      By:  /s/ Michael Rosenfeld
                                         ---------------------------------------
                                           Michael Rosenfeld
                                           Co-Chairman of the Board of Directors
                                           and Chief Executive Officer

                                      By:  /s/ Ronald Rescigno
                                         ---------------------------------------
                                           Ronald Rescigno
                                           Co-Chairman of the Board of Directors
                                           and President

       Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacity indicated as of April 2, 2001.


  /s/ Michael Rosenfeld
- -------------------------------------
Michael Rosenfeld, Co-Chairman of the
Board of Directors and Chief Executive Officer

  /s/ Ronald Rescigno
- -------------------------------------
Ronald Rescigno, Co-Chairman of the
Board of Directors and President

  /s/ Kathleen McGuire
- -------------------------------------
Kathleen McGuire, Director

  /s/ Dorothy Tucker
- -------------------------------------
Dorothy Tucker, Director

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

Board of Directors and Stockholders
EduLink, Inc.

We have audited the accompanying balance sheets of EduLink, Inc. (a development stage company) as of December 31, 2000 and 1999, and the related statements of operations, stockholders' deficit, and cash flows for each of the three years in the period ended December 31, 2000 and for the period from January 25, 1996 (inception) to December 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of EduLink, Inc. as of December 31, 2000 and 1999, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2000 and for the period from January 25, 1996 (inception) to December 31, 2000 in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. During the years ended December 31, 2000, 1999, and 1998, the Company incurred net losses of $7,426,105, $153,956, and $1,040,237, respectively. In addition, the Company's net cash used in operating activities was $5,391,439, $25,837, and $203,875 for the years ended December 31, 2000, 1999, and 1998, respectively, and the Company's accumulated deficit was $11,190,791 and $3,764,686 as of December 31, 2000 and 1999,
respectively. In addition, successful completion of the Company's transition, ultimately, to the attainment of profitable operations is dependent upon obtaining adequate financing to fulfill its development activities and achieving a level of sales adequate to support the Company's cost structure. These factors, among others, as discussed in Note 2 to the financial statements, raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


SINGER LEWAK GREENBAUM & GOLDSTEIN LLP

/s/ Singer Lewak Greenbaum & Goldstein LLP

Los Angeles, California
February 20, 2001

                                                                                                      EDULINK, INC.
                                                                                      (A DEVELOPMENT STAGE COMPANY)
                                                                                                     BALANCE SHEETS
                                                                                                       December 31,

- -------------------------------------------------------------------------------------------------------------------


                      ASSETS

                                                                                      2000               1999
                                                                                ---------------    ----------------
Current assets
     Cash                                                                       $     2,022,147     $        74,103
     Due from related party                                                              10,000                   -
     Prepaid expenses and other current assets                                           25,425                   -
                                                                                ---------------    ----------------

         Total current assets                                                         2,057,572              74,103

Property and equipment, net                                                              24,267                   -
Deposit                                                                                   2,198              -
                                                                                ----------------   ----------------

                      Total assets                                              $     2,084,037    $         74,103
                                                                                ===============    ================


         LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities
     Bridge notes payable                                                       $       100,000    $        200,000
     Accounts payable                                                                   763,315           1,249,357
     Compensation payable                                                                50,000                   -
     Accrued interest                                                                    28,500              35,000
     Due to related party                                                                     -             112,902
                                                                                ---------------    ----------------

         Total current liabilities                                                      941,815           1,597,259
                                                                                ---------------    ----------------

Commitments and contingencies

Stockholders' equity (deficit)
     Common stock, $0.001 par value
         1,500,000,000 shares authorized
         799,977,500 and 647,822,500 shares issued and
              outstanding                                                               799,978             647,823
     Shares committed to be issued                                                      100,000             671,750
     Additional paid-in capital                                                      11,433,035             921,957
     Deficit accumulated during the development stage                               (11,190,791)         (3,764,686)
                                                                                ---------------    ----------------

                  Total stockholders' equity (deficit)                                1,142,222          (1,523,156)
                                                                                ---------------    ----------------

                      Total liabilities and stockholders' equity
                           (deficit)                                            $     2,084,037    $         74,103
                                                                                ===============    ================



   The accompanying notes are an integral part of these financial statements.



                                                                                                      EDULINK, INC.
                                                                                      (A DEVELOPMENT STAGE COMPANY)
                                                                                           STATEMENTS OF OPERATIONS
                                                          For the Years Ended December 31, 2000, 1999, and 1998 and
                                              for the Period from January 25, 1996 (Inception) to December 31, 2000

- -------------------------------------------------------------------------------------------------------------------
                                                                                                      For the
                                                                                                    Period from
                                                                                                    January 25,
                                                                 For the Year Ended                     1996
                                                                       December 31,                 (Inception) to
                                               --------------------------------------------------    December 31,
                                                     2000             1999              1998            2000
                                               ---------------  ----------------  ---------------  ----------------
Income
   Interest                                    $       112,499  $              -  $             -  $        119,317
                                               ---------------  ----------------  ---------------  ----------------

Expenses
   Software development costs                        3,120,301          (121,070)         896,836         6,042,115
   General and administrative                        4,418,303           275,026          143,401         5,267,993
                                               ---------------  ----------------  ---------------  ----------------

     Total expenses                                  7,538,604           153,956        1,040,237        11,310,108
                                               ---------------  ----------------  ---------------  ----------------

Net loss                                       $    (7,426,105) $       (153,956) $    (1,040,237) $    (11,190,791)
                                               ===============  ================  ===============  ================

Basic and diluted loss per share               $         (0.01) $              -  $             -  $          (0.02)
                                               ===============  ================  ===============  ================

Weighted-average shares
   outstanding                                     737,055,116       434,927,295      388,800,000       464,445,368
                                               ===============  ================  ===============  ================



  The accompanying notes are an integral part of these financial statements.


                                                                                                                      EDULINK, INC.
                                                                                                      (A DEVELOPMENT STAGE COMPANY)
                                                                                                STATEMENTS OF STOCKHOLDERS' DEFICIT
                                                              For the Period from January 25, 1996 (Inception) to December 31, 2000
- -----------------------------------------------------------------------------------------------------------------------------------
                                                                                                            Deficit
                                                                              Shares                      Accumulated
                                                                            Committed      Additional     During the
                                                   Common Stock               to be         Paid-In       Development
                                             Shares            Amount         Issued        Capital          Stage          Total
                                             ------            ------         ------        -------          -----          -----

Balance, January 25, 1996 (Inception)      $       --     $       --     $      --     $       --      $       --      $       --
Sale of common stock                         28,302,353         28,302          --          594,575            --           622,877
Shares issued to founders                   233,280,000        233,280          --         (233,280)           --              --
Shares issued for professional
 services                                    43,454,118         43,454          --           (3,454)           --            40,000
Shares issued for investment
 banking services                            58,320,000         58,320          --          (33,320)           --            25,000
Net loss                                           --             --            --             --          (479,267)       (479,267)
                                           ------------   ------------   -----------   ------------    ------------    ------------

Balance, December 31, 1996                  363,356,471        363,356          --          324,521        (479,267)        208,610
Sale of common stock                         17,152,942         17,153          --          410,968            --           431,500
Conversion of bridge notes                    6,003,529          6,004          --          172,375            --           175,000
Shares issued for professional
 services                                     2,287,058          2,287          --            2,713            --             5,000
Net loss                                           --             --            --             --        (2,091,226)     (2,091,226)
                                           ------------   ------------   -----------   ------------    ------------    ------------

Balance, December 31, 1997                  388,800,000        388,800          --          910,577      (2,570,493)     (1,271,116)
Net loss                                           --             --            --             --        (1,040,237)     (1,040,237)
                                           ------------   ------------   -----------   ------------    ------------    ------------

Balance, December 31, 1998                  388,800,000        388,800          --          910,577      (3,610,730)     (2,311,353)
Acquisition of URREA Enterprises, Inc.      259,022,500        259,023          --         (259,023)           --              --
Loan from stockholder contributed to
 capital                                           --             --            --          140,403            --           140,403
Common stock subscription received                 --             --         100,000           --              --           100,000
Common stock to be issued for settlement
 of dispute                                        --             --         571,750           --              --           571,750
Compensation waived by officers                    --             --            --          130,000            --           130,000
Net loss                                           --             --            --             --          (153,956)       (153,956)
                                           ------------   ------------   -----------   ------------    ------------    ------------


  The accompanying notes are an integral part of these financial statements.

                                                                                                                    EDULINK, INC.
                                                                                                    (A DEVELOPMENT STAGE COMPANY)
                                                                                              STATEMENTS OF STOCKHOLDERS' DEFICIT
                                                            For the Period from January 25, 1996 (Inception) to December 31, 2000
- ---------------------------------------------------------------------------------------------------------------------------------
                                                                                                        Deficit
                                                                        Shares                       Accumulated
                                                                       Committed      Additional      During the
                                              Common Stock              to be           Paid-In       Development
                                         Shares           Amount        Issued          Capital          Stage           Total
                                         ------           ------        ------          -------          -----           -----
Balance, December 31, 1999             647,822,500    $   647,823    $    671,750    $    921,957    $ (3,764,686)   $ (1,523,156)
Common stock issued                      2,000,000          2,000        (100,000)         98,000            --              --
Sale of common stock                   148,300,000        148,300            --         7,140,450            --         7,288,750
Warrants issued to officers                   --             --              --         3,082,500            --         3,082,500
Options issued to officers                    --             --              --            87,983            --            87,983
Conversion of bridge notes               2,480,000          2,480            --           121,520            --           124,000
Common stock canceled                     (225,000)          (225)           --               225            --              --
Common stock canceled                     (500,000)          (500)           --           (24,500)           --           (25,000)
Common stock subscription received            --             --           100,000            --              --           100,000
Common stock issued for services           100,000            100          (5,000)          4,900            --              --
Change in settlement of dispute
 (Note 3)                                     --             --          (566,750)           --              --          (566,750)
Net loss                                      --             --              --              --        (7,426,105)     (7,426,105)
                                      ------------    -----------    ------------    ------------    ------------    ------------

     Balance, December 31, 2000        799,977,500    $   799,978    $    100,000    $ 11,433,035    $(11,190,791)   $  1,142,222
                                      ============    ===========    ============    ============    ============    ============

  The accompanying notes are an integral part of these financial statements.

                                                                                                      EDULINK, INC.
                                                                                      (A DEVELOPMENT STAGE COMPANY)
                                                                                           STATEMENTS OF CASH FLOWS
                                                          For the Years Ended December 31, 2000, 1999, and 1998 and
                                              for the Period from January 25, 1996 (Inception) to December 31, 2000

- -------------------------------------------------------------------------------------------------------------------

                                                                                                        For the
                                                                                                     Period from
                                                                                                     January 25,
                                                                 For the Year Ended                      1996
                                                                       December 31,                 (Inception) to
                                               --------------------------------------------------    December 31,
                                                     2000             1999              1998             2000
                                               ---------------  ----------------  ---------------  ----------------
Cash flows from operating activities
   Net loss                                  $ (7,426,105)     $   (153,956)     $ (1,040,237)     $(11,190,791)
   Adjustments to reconcile net loss to
     net cash used in operating activities
       Loan from stockholder contributed
         to capital                                  --             140,403              --             140,403
       Common stock to be issued for
         software development costs                  --             571,750              --             571,750
       Common stock issued for
         professional services                       --                --                --              70,000
       Compensation waived by officers               --             130,000              --             130,000
       Warrants/options issued for
         services                               3,170,483              --                --           3,170,483
       Cancellation of shares
         committed                               (566,750)             --                --            (566,750)
   (Increase) decrease in
     Prepaid expenses and other
       current assets                             (25,425)             --                --             (25,425)
     Due from related party                       (10,000)             --                --             (10,000)
     Deposit                                       (2,198)             --                --              (2,198)
   Increase (decrease) in
     Accounts payable                            (486,042)         (721,417)          717,845           763,315
     Compensation payable                          50,000              --                --              50,000
     Accrued interest payable                      17,500            35,000              --              52,500
     Due to related party                        (112,902)          (27,617)          118,517              --
                                             ------------      ------------      ------------      ------------

Net cash used in operating activities          (5,391,439)          (25,837)         (203,875)       (6,846,713)
                                             ------------      ------------      ------------      ------------


Cash flows from investing activities
   Purchase of property and equipment             (24,267)             --                --             (24,267)
                                             ------------      ------------      ------------      ------------

Net cash used in investing activities             (24,267)             --                --             (24,267)
                                             ------------      ------------      ------------      ------------


  The accompanying notes are an integral part of these financial statements.


                                                                                                      EDULINK, INC.
                                                                                      (A DEVELOPMENT STAGE COMPANY)
                                                                                           STATEMENTS OF CASH FLOWS
                                                          For the Years Ended December 31, 2000, 1999, and 1998 and
                                              for the Period from January 25, 1996 (Inception) to December 31, 2000
- -------------------------------------------------------------------------------------------------------------------


                                                                                                      For the
                                                                                                    Period from
                                                                                                    January 25,
                                                                 For the Year Ended                     1996
                                                                       December 31,                 (Inception) to
                                               --------------------------------------------------    December 31,
                                                     2000             1999              1998             2000
                                               ---------------  ----------------  ---------------  ----------------
Cash flows from financing activities
   Common stock subscription
     received                                  $       100,000  $        100,000  $             -  $        100,000
   Proceeds from issuance of bridge
     notes                                                   -                 -          200,000           375,000
   Repayment of bridge notes                                 -                 -                -           (50,000)
   Proceeds from issuance of common
     stock                                           7,390,000                 -                -         8,865,000
   Cost of issuance of common stock                   (126,250)                -                -          (396,873)
                                               ---------------  ----------------  ---------------  ----------------

Net cash provided by financing
   activities                                        7,363,750           100,000          200,000         8,893,127
                                               ---------------  ----------------  ---------------  ----------------

Net increase (decrease) in cash                      1,948,044            74,163           (3,875)        2,022,147

Cash (book overdraft), beginning of
   period                                               74,103               (60)           3,815                 -
                                               ---------------  ----------------  ---------------  ----------------
Cash (book overdraft), end of
   period                                      $     2,022,147  $         74,103  $           (60) $      2,022,147
                                               ===============  ================  ===============  ================

Supplemental disclosures of cash
   flow information

     Interest paid                             $             -  $              -  $             -  $              -
                                               ===============  ================  ===============  ================

     Income taxes paid                         $           800  $            800  $           800  $          3,200
                                               ===============  ================  ===============  ================


Supplemental schedule of non-cash investing and financing activities
During the year ended December 31, 2000, the Company issued 2,480,000 shares of common stock to two of its bridge loan holders in exchange for the conversion of $100,000 of the loan balance and $24,000 of accrued interest.


  The accompanying notes are an integral part of these financial statements.

                                                                   EDULINK, INC.
                                                   (A DEVELOPMENT STAGE COMPANY)
                                                        STATEMENTS OF CASH FLOWS
                       For the Years Ended December 31, 2000, 1999, and 1998 and
            or the Period from January 25, 1996 (Inception) to December 31, 2000
- --------------------------------------------------------------------------------

Supplemental schedule of non-cash investing and financing activities (Continued)

During the year ended December 31, 2000, the Company recorded $3,170,483 of additional paid-in capital for warrants/options issued to its officers for services rendered.

During the year ended December 31, 2000, the Company issued 100,000 shares of common stock to a vendor to fulfill its commitment to issue such stock. In addition, during the year ended December 31, 2000, the Company canceled shares committed to be issued in prior years worth $566,750 in connection with software development activities (see Note 3).

During the year ended December 31, 1999, a stockholder contributed $140,403 due to this stockholder as additional paid-in capital.

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

                                                                   EDULINK, INC.
                                                   (A DEVELOPMENT STAGE COMPANY)
                                                   NOTES TO FINANCIAL STATEMENTS
                                                               December 31, 2000
- --------------------------------------------------------------------------------

NOTE 1 - DESCRIPTION OF BUSINESS

         URREA Enterprises, Inc. ("URREA"), a Nevada corporation, acquired EduLink, Inc. ("OLD EduLink"), a California corporation engaged in the development of educational software, on October 28, 1999. After the acquisition, URREA changed its name to EduLink, Inc.

         URREA issued 388,800,000 shares of common stock to acquire 100% of the common stock of OLD EduLink. The acquisition was accounted for as an issuance of stock by OLD EduLink for the net assets of URREA as the stockholders of OLD EduLink owned 60% of the common stock of URREA after the acquisition, resulting in a recapitalization of OLD EduLink. URREA had no significant assets or liabilities at the date of acquisition and did not have significant operations prior to the acquisition. Therefore, no pro forma information is presented.


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         Going Concern
         The accompanying financial statements have been prepared on a going concern basis which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the financial statements, during the years ended December 31, 2000, 1999, and 1998, the Company incurred losses of $7,426,105, $153,956, and $1,040,237, respectively. As of December 31, 2000, the Company is in the development stage and is primarily engaged in research and development activities. Accordingly, the accompanying statements of operations should not be regarded as typical for normal periods of operation. The Company's development stage status, recurring net losses, and capital deficit raise substantial doubt about its ability to continue as a going concern. Additional financing will be required in order for the Company to complete its development stage activities. Management believes that it will be able to obtain such financing from new investors.

         The financial statements do not include any adjustments relating to the recoverability and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

                                                                   EDULINK, INC.
                                                   (A DEVELOPMENT STAGE COMPANY)
                                                   NOTES TO FINANCIAL STATEMENTS
                                                               December 31, 2000
- --------------------------------------------------------------------------------

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

         Cash Equivalents
         The Company considers all highly liquid investments purchased with original maturities of three months or less to be cash equivalents.

         The Company deposits its cash with what it considers high-credit, quality financial institutions. At times, balances are in excess of the Federal Deposit Insurance Corporation insured limit. As of December 31, 2000, the uninsured portions of the balances at the financial institutions aggregated to $1,950,081.

         Property and Equipment
         Property and equipment are recorded at cost. Depreciation and amortization are provided on a straight-line basis over an estimated useful life of five years.

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

         Stock Split
         In October 1999, the Company's Board of Directors declared a 50-for-1 stock split. All applicable share and per share data have been retroactively restated for the stock split.

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

                                                                   EDULINK, INC.
                                                   (A DEVELOPMENT STAGE COMPANY)
                                                   NOTES TO FINANCIAL STATEMENTS
                                                               December 31, 2000
- --------------------------------------------------------------------------------

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

         Reclassifications
         Certain amounts included in the prior years' financial statements have been reclassified to conform with the current year presentation. Such reclassification had no effect on reported net income.

                                                                   EDULINK, INC.
                                                   (A DEVELOPMENT STAGE COMPANY)
                                                   NOTES TO FINANCIAL STATEMENTS
                                                               December 31, 2000
- --------------------------------------------------------------------------------

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

         Recently Issued Accounting Pronouncements
         In December 1999, the Securities and Exchange Commission staff released Staff Accounting Bulletin ("SAB") No. 101, "Revenue Recognition," to provide guidance on the recognition, presentation, and disclosure of revenue in financial statements. Changes in accounting to apply the guidance in SAB No. 101 may be accounted for as a change in accounting principle effective January 1, 2000. Management has not yet determined the complete impact of SAB No. 101 on the Company; however, management does not expect that application of SAB No. 101 will have a material effect on the Company's revenue recognition and results of operations.

         In March 2000, the Financial Accounting Standards Board ("FASB") issued FASB Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation," (an Interpretation of Accounting Principles Bulletin Opinion No. 25 ("APB 25")) ("FIN 44"). FIN 44 provides guidance on the application of APB 25, particularly as it relates to options. The effective date of FIN 44 is July 1, 2000, and the Company has adopted FIN 44 as of that date.

         In June 2000, the FASB issued SFAS No. 138, "Accounting for Certain Instruments and Certain Hedging Activities." This statement is not applicable to the Company.

         In June 2000, the FASB issued SFAS No. 139, "Rescission of FASB Statement No. 53 and Amendments to Statements No. 63, 89, and 121." This statement is not applicable to the Company.

         In September 2000, the FASB issued SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, a replacement of FASB Statement No. 125." This statement is not applicable to the Company.

                                                                   EDULINK, INC.
                                                   (A DEVELOPMENT STAGE COMPANY)
                                                   NOTES TO FINANCIAL STATEMENTS
                                                               December 31, 2000
- --------------------------------------------------------------------------------


NOTE 3 - ACCOUNTS PAYABLE

         On January 5, 2000, the Company entered into an agreement with its major vendor and the vendor's affiliates to settle a disputed amount of a contractual obligation arising from a software development contract. The agreement calls for a settlement of the entire outstanding balance for $1,000,000 within the period specified by the agreement. The Company has agreed to pay the vendor at specified dates 15% of the net financing proceeds it receives pursuant to its financing activities. During the year ended December 31, 2000, the Company paid $600,000 to this vendor and its affiliates in accordance with the settlement agreement. The remaining balance of $400,000 is included in the accounts payable balance at December 31, 2000.

         In addition, the agreement states that the Company will assign to the vendor intellectual property rights of the software developed if the $1,000,000 obligation is not paid by December 31, 2001.

         Further, the Company has agreed to issue approximately 11,435,000 shares of common stock as part of the settlement agreement within 60 days of the date of this agreement in lieu of shares and warrants that were agreed upon previously. During the year ended December 31, 2000, the number of shares agreed to be issued as part of the settlement agreement was reduced to 100,000, which was issued to the vendor in December 2000. As a result, $566,750 of the commitment to issue common stock was reversed. Accordingly, the software development costs were also reduced by $566,750.


NOTE 4 - BRIDGE NOTES PAYABLE

         Bridge notes represent notes payable at 10% (annual percentage rate 10.47%) per annum and are currently due for payment. The Company issued 20,869,412 and 11,435,294 warrants to purchase shares of common stock to the 1998 and 1996 lenders, respectively, at an average exercise price of $0.034 per share. These warrants expire four years from the date of grant or four years from the date of an initial public offering.

         During the year ended December 31, 2000, two of the 1998 bridge note lenders converted $100,000 of the loan balance and $24,000 of accrued interest into 2,480,000 shares of common stock.

         During the year ended December 31, 2000, 8,004,706 warrants issued to 1996 bridge loan lenders expired.

                                                                   EDULINK, INC.
                                                   (A DEVELOPMENT STAGE COMPANY)
                                                   NOTES TO FINANCIAL STATEMENTS
                                                               December 31, 2000
- --------------------------------------------------------------------------------


NOTE 5 - COMMITMENTS AND CONTINGENCIES

         Lease
         The Company co-leases its facility under an operating lease agreement with an unrelated third party. Future minimum lease payments at December 31, 2000 were as follows:

            Year Ending                         Gross            Company's
            December 31,                       Commitment        Portion
            ------------                       ----------       ----------

                2001                            $ 106,673        $   37,335
                2002                              106,673            37,335
                                                 --------         ---------

                   Total                        $ 213,346        $   74,670
                                                 ========         =========

         Rent expense was $68,426, $31,711, and $28,648 for the years ended December 31, 2000, 1999, and 1998, respectively.

         Employment Agreement
         In September 1999, the Company entered into five-year employment contracts with its President, Chief Executive Officer, and Senior Vice President that provide for a minimum annual salary, incentives, and bonuses, which are based on the Company's attainment of specified levels of sales and earnings. The annual salaries for the three officers are $150,000, $150,000, and $90,000, respectively.


NOTE 6 - RELATED PARTY TRANSACTIONS

         During the year ended December 31, 1999, one of the principal stockholders of the Company paid $112,902 of the Company's expenses, which are recorded on the accompanying balance sheet as due to related party. During the year ended December 31, 2000, the Company over-reimbursed $10,000 to such stockholder, which is recorded in the accompanying balance sheet as due from related party.

         During the year ended December 31, 2000, a member of the Board of Directors was paid $30,000 for consulting services provided to the Company.

                                                                   EDULINK, INC.
                                                   (A DEVELOPMENT STAGE COMPANY)
                                                   NOTES TO FINANCIAL STATEMENTS
                                                               December 31, 2000
- --------------------------------------------------------------------------------


NOTE 7 - COMMON STOCK, COMMON STOCK WARRANTS and COMMON STOCK OPTIONS

         Common Stock
         During the period from January 25, 1996 (inception) to December 31, 1996, the Company issued 28,302,353 shares of common stock in connection with a private placement for $622,877, net of expenses of $202,213. In addition, the Company issued 233,280,000 shares of common stock to its founders and 43,454,118 shares to professionals. Compensation expense of $40,000 was recorded, representing the fair value of the services rendered. In addition, 58,320,000 shares were issued to the investment bankers in exchange for services valued at $25,000.

         During the year ended December 31, 1997, the Company issued 17,152,942 shares of common stock in connection with a private placement for $431,500, net of expenses of $68,500. In addition, the Company issued 2,287,058 shares of common stock to professionals for services valued at $5,000, which was recorded as compensation expense.

         Common Stock Warrants
         During the year ended December 31, 2000, the Company granted 34,305,000 warrants to an officer for services rendered valued at $3,082,500.

         During the year ended December 31, 2000, 8,004,706 warrants issued to 1996 bridge loan lenders and 4,288,235 warrants issued to investors expired and were canceled.

         A summary of the Company's warrant activity is listed below:

                                                                                     Weighted-        Weighted-
                                                                   Weighted-         Average          Average
                                                                    Average          Exercise         Exercise
                                   Stock           Stock           Remaining         Price of         Price of
             Exercise             Warrants        Warrants         Contractual        Warrants         Warrants
              Price             Outstanding      Exercisable          Life          Outstanding       Exercisable
         ------------------  ---------------   ---------------   ----------------   -----------      --------------

         $          0.035         72,614,118        72,614,118        4.06 years    $       0.035    $       0.035
         $         0.0022        160,093,235       160,093,235        2.52 years    $      0.0022    $      0.0022
         $       0.000087          1,143,529         1,143,529        3.00 years    $    0.000087    $    0.000087
                             ---------------   ---------------
                                 233,850,882       233,850,882
                             ===============   ===============

         The fair value of the warrants was calculated using the Black-Scholes option valuation model with the following weighted-average assumptions for the years ended December 31, 2000 and 1999: dividend yields of 0% and 0%, respectively; risk free interest rates of 6% and 7%, respectively; expected volatility of 100% and 0%, respectively; and expected lives of seven and four years, respectively.

                                                                   EDULINK, INC.
                                                   (A DEVELOPMENT STAGE COMPANY)
                                                   NOTES TO FINANCIAL STATEMENTS
                                                               December 31, 2000
- --------------------------------------------------------------------------------


NOTE 7 - COMMON STOCK AND COMMON STOCK WARRANTS (Continued)

         Common Stock Warrants (Continued)
         The weighted-average fair value of the warrants issued during the years ended December 31, 2000 and 1999 was $0.12 and $0.022, respectively.

         Options
         A summary of the Company's option activity is listed below:

                                                                                   Weighted-         Weighted-
                                                                 Weighted-         Average           Average
                                                                  Average          Exercise          Exercise
                                Stock             Stock          Remaining         Price of           Price of
             Exercise          Options           Options         Contractual        Options           Options
               Price         Outstanding        Exercisable         Life          Outstanding        Exercisable
         ----------------    -----------       ------------     ----------------  -----------      ----------------

         $         0.0022     17,152,920         1,429,413        6.43 years      $    0.0022      $     0.0022

         The Company has adopted the disclosure-only provisions of SFAS No. 123. Accordingly, no compensation cost other than that required to be recognized by APB 25 for the difference between the fair value of the Company's common stock at the grant date and the exercise price of the options has been recognized. Had compensation cost for the Company's stock option plan been determined based on the fair value at the grant date for awards consistent with the provisions of SFAS No. 123, the Company's net loss and loss per share for the years ended December 31, 2000, 1999, and 1998 would have been increased to the pro forma amounts indicated below:

                                                      2000              1999             1998
                                                ----------------  ---------------  ----------------

         Net loss as reported                   $     (7,426,105) $      (153,956) $     (1,040,237)
         Net loss, pro forma                    $     (7,452,475) $      (153,956) $     (1,040,237)
         Basic loss per share as reported       $          (0.01) $             -  $              -
         Basic loss per share, pro forma        $          (0.01) $             -  $              -

         The fair value of these options was estimated at the date of grant using the minimum value method with the following weighted-average assumptions for the year ended December 31, 2000: dividend yield of 0%, risk-free interest rate of 6%, and expected life of seven years. The weighted-average exercise price was $0.0022 at December 31, 2000.

         The weighted-average fair value of the options issued during the year ended December 31, 2000 was $0.08.

         Compensation expense of $87,983 was recognized as a result of the issuance of stock options during the year ended December 31, 2000.

                                                                   EDULINK, INC.
                                                   (A DEVELOPMENT STAGE COMPANY)
                                                   NOTES TO FINANCIAL STATEMENTS
                                                               December 31, 2000
- --------------------------------------------------------------------------------


NOTE 8 - INCOME TAXES

         The Company has incurred no income tax expenses since inception. The actual tax benefit differs from the expected tax benefit computed by applying the United States federal corporate tax rate of 34% to loss before income taxes as follows:

                                                         2000              1999             1998
                                                   ----------------  ---------------  ----------------

         Expected tax benefit                      $     (2,525,000) $        (8,000) $       (354,000)
         State income taxes, net of federal
           benefit                                          (73,000)               -           (10,000)
         Changes in valuation allowance                   2,598,000            8,000           364,000
                                                   ----------------  ---------------  ----------------

             Total                                 $              -  $             -  $              -
                                                   ================  ===============  ================

         The tax effects of temporary differences that give rise to deferred tax assets were as follows:

                                                         2000              1999             1998
                                                   ----------------  ---------------  ----------------

         Net operating loss carryforwards          $      2,040,000  $       317,000  $        308,000
         Software development costs
           capitalized for tax purposes                   2,417,000        1,210,000         1,033,000
                                                   ----------------  ---------------  ----------------

                                                          4,457,000        1,527,000         1,341,000
         Less valuation allowance                        (4,457,000)      (1,527,000)       (1,341,000)
                                                   ----------------  ---------------  ----------------

             Total                                 $              -  $             -  $              -
                                                   ================  ===============  ================

         At December 31, 2000, the Company had federal and state net operating loss carryforwards of approximately $5,099,000 and $2,549,000, respectively, which begin to expire in 2011 and 2001, respectively.

                                                                   EDULINK, INC.
                                                   (A DEVELOPMENT STAGE COMPANY)
                                                   NOTES TO FINANCIAL STATEMENTS
                                                               December 31, 2000
- --------------------------------------------------------------------------------



NOTE 9 - SUMMARIZED QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

         Summary data relating to the results of operations for each quarter of the year ended December 31, 2000 is as follows:

                                                                    For the Three Months Ended
                                        ---------------------------------------------------------------------------
                                          December 31,       September 30,          June 30,          March 31,
                                              2000                2000                2000               2000
                                        ---------------     ---------------     ---------------    ----------------
         Income
           Interest                     $        33,951     $        31,585     $        43,382    $          3,581
                                        ---------------     ---------------     ---------------    ----------------

         Expense
           Software development
              costs                             330,110           1,003,323           1,637,426             149,442
           General and
              administrative costs              428,062             367,801             327,443           3,294,997
                                        ---------------     ---------------     ---------------    ----------------

                Total expenses                  758,172           1,371,124           1,964,869           3,444,439
                                        ---------------     ---------------     ---------------    ----------------

         Net loss                       $      (724,221)    $    (1,339,539)    $    (1,921,487)   $     (3,440,858)
                                        ---------------     ---------------     ---------------    ----------------

         Basic and diluted
           loss per share               $             -     $             -     $             -    $          (0.01)
                                        ---------------     ---------------     ---------------    ----------------

         Weighted-average
           shares used in
           computation of
           basic and diluted
           loss per share                   737,055,116         762,375,761         739,333,764         659,697,500
                                        ===============     ===============     ===============    ================


                                  EXHIBIT INDEX

                                  EDULINK, INC.
                           ANNUAL REPORT ON FORM 10-K
                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000

   Exhibit     Description

     2.1       Agreement and Plan of Merger between URREA Enterprises and
               EduLink Inc.*

     3.1       Articles of Incorporation of URREA Enterprises, Inc.*

     3.2       Articles of Merger for URREA Enterprises, Inc.*

     3.3       By-laws of EduLink Inc.*

     10.1 Form of Warrant Agreement with Michael Rosenfeld (Rosenfeld Warrant Agreement).*

     10.2      Amendment to Rosenfeld Warrant Agreement, dated September 15,
               1999.*

     10.3 Form of Warrant Agreement with Ronald C. Rescigno (Rescigno Warrant Agreement).*

     10.4      Amendment to Rescigno Warrant Agreement, dated September 15,
               1999.*

     10.5      Warrant Agreement with Dorothy Tucker, dated September 15, 1999.*

     10.6      Warrant Agreement with Kathleen McGuire, dated September 15,
               1999.*

     10.7      Warrant Agreement with Ian Rescigno, dated February 1, 2000. *

     10.8      Warrant Agreement with Ian Rescigno, dated June 7, 2000.

     10.9      Warrant Agreement with Ronald C. Rescigno, dated June 7, 2000.

    10.10      Warrant Agreement with Michael Rosenfeld, dated June 7, 2000.

   Exhibit     Description

    10.11 Agreement with Saatchi & Saatchi North America, Inc. dated January 5, 2000. *

    10.12 Employment Agreement between Michael Rosenfeld and EduLink Inc., dated September 4, 1999. *

    10.13      Amendment to Rosenfeld Employment Agreement, dated February 1,
               2000. *

    10.14      Amendment to Rosenfeld Employment Agreement, dated August 21,
               2000.

    10.15      Amendment to Rosenfeld Employment Agreement, dated November 1,
               2000.

    10.16 Employment Agreement between Ronald C. Rescigno and EduLink Inc., dated September 4, 1999. *

    10.17      Amendment to Dr. Rescigno Employment Agreement dated February 1,
               2000. *

    10.18      Amendment to Dr. Rescigno Employment Agreement, dated August 21,
               2000.

    10.19      Amendment to Dr. Rescigno Employment Agreement, dated November 1,
               2000.

    10.20 Employment Agreement between Ian Rescigno and EduLink Inc., dated September 4, 1999. *

    10.21 Amendment to Ian Rescigno Employment Agreement, dated February 1, 2000. *

    10.22      Amendment to Ian Rescigno Employment Agreement, dated August 21,
               2000.

    10.23 Agreement with Science Applications International Corporation, dated October 1, 1999. *

    10.24      Agreement with McGuire and Associates, dated February 1, 2000.*

    10.25 License Agreement with The Regents of the University of California, dated September 12, 2000.

    10.26      Agreement with Howard Ash, dated November 1, 2000.

    10.27 License Agreement with Science Applications International Corporation, dated December 27, 2000.


- -----------------------
* Previously Filed