Form 10-Q
period 2001-03-31
EDULINK INC
filed 2001-05-15
CIK 1023008

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549




                                    FORM 10-Q

      [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2001
                                       or

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

                                 Yes [X ] No [ ]

         As of March 31, 2001, there were 801,977,500 outstanding shares of the Registrant's Common Stock, $0.001 par value.

                                  EDULINK, INC.

                          QUARTERLY REPORT ON FORM 10-Q

                                TABLE OF CONTENTS



                                                                          Page
PART I. FINANCIAL INFORMATION
Item 1. Unaudited Financial Statements
         Balance Sheets at March 31, 2001 and December 31, 2000............  3
         Statements of Operations for the three months ended
             March 31, 2001 and 2000 and for the period from
             January 26, 1996 (inception) to March 31, 2001................  4
         Statements of Cash Flows for the three months ended
             March 31, 2001 and 2000 and for the period from
             January 26, 1996 (inception) to March 31, 2001................  5
         Notes to Financial Statements.....................................  7

Item 2. Management's Discussion and Analysis of Financial Condition
                and Results of Operations.................................. 12

PART II. OTHER INFORMATION
Item 6. Exhibits and Reports on Form 8-K................................... 15

SIGNATURES................................................................. 16



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

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

                                                                                    EDULINK, INC.
                                                                    (A DEVELOPMENT STAGE COMPANY)
                                                                                   BALANCE SHEETS
                                                 December 31, 2000 and March 31, 2001 (unaudited)
-------------------------------------------------------------------------------------------------

                                     ASSETS

                                                                     March 31,       December 31,
                                                                        2001             2000
                                                                   -------------     -------------
                                                                   (unaudited)
Current assets
     Cash                                                          $    786,737      $  2,022,147
     Due from related party                                                --              10,000
     Prepaid expenses and other current assets                           50,633            25,425
                                                                   ------------      ------------

         Total current assets                                           837,370         2,057,572

Property and equipment, net                                              32,019            24,267
Deposit                                                                   2,198             2,198
                                                                   ------------      ------------

                      Total assets                                 $    871,587      $  2,084,037
                                                                   ============      ============


                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
     Bridge notes payable                                          $    100,000      $    100,000
     Accounts payable                                                   701,106           763,315
     Compensation payable                                                20,000            50,000
     Accrued expense                                                     47,050            28,500
                                                                   ------------      ------------

         Total current liabilities                                      868,156           941,815
                                                                   ------------      ------------

Commitments

Stockholders' equity
     Common stock, $0.001 par value
         1,500,000,000 shares authorized
         801,977,500 (unaudited) and 799,977,500 shares
              issued and outstanding                                    801,978           799,978
     Shares committed to be issued                                         --             100,000
     Additional paid-in capital                                      11,531,035        11,433,035
     Deficit accumulated during the development stage               (12,329,582)      (11,190,791)
                                                                   ------------      ------------

                  Total stockholders' equity                              3,431         1,142,222
                                                                   ------------      ------------

                      Total liabilities and stockholders' equity   $    871,587      $  2,084,037
                                                                   ============      ============

   The accompanying notes are an integral part of these financial statements.

                                                                               EDULINK, INC.
                                                               (A DEVELOPMENT STAGE COMPANY)
                                                                    STATEMENTS OF OPERATIONS
                          For the Three Months Ended March 31, 2001 and 2000 (unaudited) and for the Period from January 25, 1996 (Inception) to March 31, 2001 (unaudited)
--------------------------------------------------------------------------------------------

                                                                                For the
                                                                               Period from
                                                      For the                  January 25,
                                                 Three Months Ended               1996
                                                      March 31,               (Inception) to
                                            ------------------------------       March 31,
                                                 2001             2000             2001
                                            -------------    -------------    -------------
                                             (unaudited)       (unaudited)     (unaudited)
Income
   Interest                                 $      11,764    $       3,581    $     131,081
                                            -------------    -------------    -------------

Expenses
   Software development costs                     706,627          149,442        6,748,742
   General and administrative                     443,927        3,294,997        5,711,920
                                            -------------    -------------    -------------

     Total expenses                             1,150,554        3,444,439       12,460,662
                                            -------------    -------------    -------------

Net loss                                    $  (1,138,790)   $  (3,440,858)   $ (12,329,581)
                                            =============    =============    =============

Basic and diluted loss per share            $        --      $       (0.01)   $       (0.03)
                                            =============    =============    =============

Weighted-average shares used to compute
   basic and fully diluted loss per share     801,644,167      659,697,500      467,157,104
                                            =============    =============    =============


   The accompanying notes are an integral part of these financial statements.

                                                                                    EDULINK, INC.
                                                                    (A DEVELOPMENT STAGE COMPANY)
                                                                         STATEMENTS OF CASH FLOWS
                               For the Three Months Ended March 31, 2001 and 2000 (unaudited) and for the Period from January 25, 1996 (Inception) to March 31, 2001 (unaudited)
--------------------------------------------------------------------------------------------------
                                                                                              For the
                                                                                            Period from
                                                                  For the                   January 25,
                                                             Three Months Ended                1996
                                                                  March 31,                 (Inception) to
                                                        ---------------------------------     March 31,
                                                             2001             2000              2001
                                                        --------------    --------------    ---------------
                                                         (unaudited)       (unaudited)        (unaudited)
Cash flows from operating activities
   Net loss                                              $ (1,138,790)     $ (3,440,858)     $(12,329,581)
   Adjustments to reconcile net loss to net cash
     used in operating activities
       Common stock issued for software development
         costs                                                   --                --               5,000
       Common stock issued for professional services             --                --              70,000
       Common stock issued for related party payable             --                --             140,403
       Compensation waived by officers                           --                --             130,000
       Warrants issued for services                              --           3,082,500         3,170,483
       (Increase) decrease in
         Due from related party                                10,000              --                --
         Prepaid expenses and other current assets            (25,208)          (30,655)          (50,633)
         Deposit                                                 --              (2,198)           (2,198)
       Increase (decrease) in
         Accounts payable                                     (62,210)          (93,022)          701,105
         Compensation payable                                 (30,000)             --              20,000
         Due to related party                                    --             (20,000)             --
         Accrued expense                                       18,550            27,500            71,050
                                                         ------------      ------------      ------------

Net cash used in operating activities                      (1,227,658)         (476,733)
                                                         ------------      ------------      ------------
                                                                                               (8,074,371)

Cash flows from investing activities
   Purchase of property and equipment                          (7,752)           (8,285)
                                                         ------------      ------------      ------------
                                                                                                  (32,019)

Net cash used in investing activities                          (7,752)           (8,285)
                                                         ------------      ------------      ------------
                                                                                                  (32,019)

Cash flows from financing activities
   Common stock subscription received                            --           3,502,500              --
   Proceeds from issuance of bridge notes                        --                --             375,000
   Repayment of bridge notes                                     --                --             (50,000)
   Proceeds from issuance of common stock                        --           1,087,500         8,965,000
   Cost of issuance of common stock                              --                --            (396,873)
                                                         ------------      ------------      ------------

Net cash provided by financing activities                        --           4,590,000         8,893,127
                                                         ------------      ------------      ------------


   The accompanying notes are an integral part of these financial statements.

                                                                                    EDULINK, INC.
                                                                    (A DEVELOPMENT STAGE COMPANY)
                                                                         STATEMENTS OF CASH FLOWS
                               For the Three Months Ended March 31, 2001 and 2000 (unaudited) and for the Period from January 25, 1996 (Inception) to March 31, 2001 (unaudited)
-------------------------------------------------------------------------------------------------

                                                                                        For the
                                                                                      Period from
                                                              For the                 January 25,
                                                         Three Months Ended              1996
                                                              March 31,             (Inception) to
                                                    -----------------------------      March 31,
                                                        2001            2000             2001
                                                    --------------  -------------  --------------
                                                     (unaudited)     (unaudited)    (unaudited)

Net increase (decrease) in cash                      $(1,235,410)    $ 4,104,982    $   786,737

Cash, beginning of period                              2,022,147          74,103           --
                                                     -----------     -----------    -----------

Cash, end of period                                  $   786,737     $ 4,179,085    $   786,737
                                                     ===========     ===========    ===========

Supplemental disclosures of cash flow information

     Interest paid                                   $      --       $      --      $      --
                                                     ===========     ===========    ===========

     Income taxes paid                               $       800     $       800    $     4,000
                                                     ===========     ===========    ===========


Supplemental schedule of non-cash investing and financing activities
During the three months ended March 31, 2001, the Company issued 2,000,000 (unaudited) shares of common stock for a subscription received during the year ended December 31, 2000.

During the year ended December 31, 2000, the Company issued 2,480,000 shares of common stock to two of its bridge loan holders in exchange for the conversion of $100,000 of the loan balance and $24,000 of accrued interest.

During the year ended December 31, 2000, the Company recorded $3,170,483 of additional paid-in capital for warrants/options issued to its officers for services rendered.

During the year ended December 31, 2000, the Company issued 100,000 shares of common stock to a vendor to fulfill its commitment to issue such stock. In addition, during the year ended December 31, 2000, the Company canceled shares committed to be issued in prior years worth $566,750 in connection with software development activities.

During the three months ended March 31, 2000, the Company issued 34,305,000 (unaudited) warrants for services valued at $3,082,500 (unaudited).

                                                                   EDULINK, INC.
                                                   (A DEVELOPMENT STAGE COMPANY)
                                                   NOTES TO FINANCIAL STATEMENTS
                                December 31, 2000 and March 31, 2001 (unaudited)
--------------------------------------------------------------------------------

NOTE 1 - DESCRIPTION OF BUSINESS

         EduLink, Inc. ("EduLink") was originally incorporated in January 1994 as a Nevada corporation under the name URREA Enterprises, Inc. ("URREA") as a development stage company. In October 1999, URREA and EduLink agreed to merge, with URREA surviving the merger and the stockholders of EduLink receiving an aggregate of 7,776,000 shares of URREA common stock. At the time, URREA had no assets or liabilities and a net asset value of $0. EduLink entered into the merger in order to achieve the value of being a publicly traded company. Immediately after the merger, URREA changed its name to EduLink, Inc. (the "Company").

         Currently, the Company is engaged in the design, development, and production of an integrated Internet educational service called the "EduLink Smart Schoolhouse(sm)," which is intended to be marketed to and utilized by students, parents, teachers, and school administrators.

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


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         Going Concern Issues
         The Company has received a report on its financial statements for the year ended December 31, 2000 from its independent auditors that includes an explanatory paragraph describing the Company's uncertainty to continue as a going concern. These financial statements contemplate the ability to continue as such and do not include any adjustments that might result from this uncertainty.

         Interim Unaudited Financial Information
         The unaudited financial information furnished herein reflects all adjustments, consisting only of normal recurring adjustments, which in the opinion of management, are necessary to fairly state the Company's financial position, the results of operations, and cash flows for the periods presented. The results of operations for the three months ended March 31, 2001 are not necessarily indicative of results for the entire fiscal year ending December 31, 2001.

         The information with respect to the three months ended March 31, 2001 and 2000 is unaudited.

                                                                   EDULINK, INC.
                                                   (A DEVELOPMENT STAGE COMPANY)
                                                   NOTES TO FINANCIAL STATEMENTS
                                December 31, 2000 and March 31, 2001 (unaudited)
--------------------------------------------------------------------------------


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

         Stock-Based Compensation
         SFAS No. 123, "Accounting for Stock-Based Compensation," establishes and encourages the use of the fair value based method of accounting for stock-based compensation arrangements under which compensation cost is determined using the fair value of stock-based compensation determined as of the date of grant and is recognized over the periods in which the related services are rendered. The statement also permits companies to elect to continue using the current implicit value accounting method specified in Accounting Principles Bulletin Opinion No. 25, "Accounting for Stock Issued to Employees," to account for stock-based compensation issued to employees. The Company has elected to use the intrinsic value based method and has disclosed the pro forma effect of using the fair value based method to account for its stock-based compensation.

                                                                   EDULINK, INC.
                                                   (A DEVELOPMENT STAGE COMPANY)
                                                   NOTES TO FINANCIAL STATEMENTS
                                December 31, 2000 and March 31, 2001 (unaudited)
--------------------------------------------------------------------------------


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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


NOTE 3 - CASH

         The Company maintains its cash in a bank located in California. The balance is insured by the Federal Deposit Insurance Corporation up to $100,000. As of March 31, 2001, the uninsured portions of the balances held at the bank aggregated to $726,249 (unaudited).


NOTE 4 - BRIDGE NOTES PAYABLE

         Bridge notes represent notes payable at 10% (annual percentage rate 10.47%) per annum and are currently due for payment.

                                                                   EDULINK, INC.
                                                   (A DEVELOPMENT STAGE COMPANY)
                                                   NOTES TO FINANCIAL STATEMENTS
                                December 31, 2000 and March 31, 2001 (unaudited)
--------------------------------------------------------------------------------

NOTE 5 - COMMITMENTS

         Lease
         The Company co-leases its facility under an operating lease agreement with an unrelated third party. Future minimum lease payments at December 31, 2000 were as follows:

            Year Ending                                 Gross         Company's
           December 31,                               Commitment       Portion
           ------------                              ------------    -----------

               2001                                  $    106,673    $    37,335
               2002                                       106,673         37,335
                                                     ------------    -----------
                    Total                            $    213,346    $    74,670
                                                     ============    ===========

         Rent expense was $68,426, $13,792 (unaudited), and $16,192 (unaudited) for the year ended December 31, 2000 and the three months ended March 31, 2001 and 2000, respectively.

         Employment Agreement
         In September 1999, the Company entered into five-year employment contracts with its President, Chief Executive Officer, and Senior Vice President that provide for a minimum annual salary, incentives, and bonuses, which are based on the Company's attainment of specified levels of sales and earnings. The annual salaries for the three officers are $150,000, $150,000, and $90,000, respectively. During the three months ended March 31, 2001, the three officers were compensated in the amounts of $37,500 (unaudited), $37,500 (unaudited), and $22,500 (unaudited), respectively. In addition, the President and Chief Executive Officer received $70,000 (unaudited) and $70,000 (unaudited) in additional compensation, respectively, during the three months ended March 31, 2001.


NOTE 6 - COMMON STOCK AND COMMON STOCK WARRANTS

         During the three months ended March 31, 2001, the Company issued 2,000,000 (unaudited) shares of common stock for a subscription received during the year ended December 31, 2000 in connection with a private placement.


NOTE 7 - RELATED PARTY TRANSACTION

         During the three months ended March 31, 2001, a member of the Board of Directors was paid $27,000 (unaudited) for consulting services provided to the Company.

                                                                   EDULINK, INC.
                                                   (A DEVELOPMENT STAGE COMPANY)
                                                   NOTES TO FINANCIAL STATEMENTS
                                December 31, 2000 and March 31, 2001 (unaudited)
--------------------------------------------------------------------------------


NOTE 8 - SUBSEQUENT EVENT

         Subsequent to March 31, 2001, the Company received cash for common shares subscribed amounting to $250,000 (unaudited) in connection with the December 1999 private placement memorandum.

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

The Company originally estimated that it needed a total of approximately $8.5 million to produce, alpha test, beta test and launch the System for grades 7th and 8th only. The Company now intends to include all grades from 3rd through 12th as well as the Home-school market, and it estimates that it needs an additional $5.5 million to complete the modifications required for the System's application to the Home-school market and for grades 3rd through 6th and 9th through 12th, to license third party curriculum content for grades 3rd through 6th and 9th through 12th, to beta test, launch and market the system for grades 3rd through 12th, to complete the production of additional enabling tools, to provide the infrastructure to market and exploit the Company's technologies, and to create proprietary curriculum content for two additional grade levels, 9th and 10th, through December 2001. It has raised a total of approximately $7.5 million, net of expenses, as of March 31, 2001 towards the goal of a total $14 million, primarily through the December 1999 private placement of common stock.

The Company expects that expenses (including software development costs and general and administrative costs) will be approximately $6 million per year from 2002 to 2004, to create curriculum content for two additional grade levels each year, to alpha test and beta test the content so created, to produce additional software tools, to upgrade technologies to continue operations, to increase marketing activities for the Schoolhouse System and to continue marketing the Company's technologies for application in markets outside of the 3rd through 12th grade U.S. education market.

Results of Operations

                Three Months Ended March 31, 2001 as Compared to
                        Three Months Ended March 31, 2000

                                            For the Three Months Ended March 31,
                                                 2001                 2000
                                              -----------         ------------

Revenue                                        $      --           $      --

Interest income                                $    11,764         $     3,581

Software development costs                     $   706,627         $   149,442

General and administrative
     expenses                                  $   443,927         $ 3,294,997

Total Expenses                                 $ 1,150,554         $ 3,444,439

Net loss                                       $(1,138,790)        $(3,440,858)

Revenue

EduLink is a development stage enterprise and has spent most of its efforts during the past four years in developing the proposed Schoolhouse System web based software initially for the 7th and 8th grades, and now also for 3rd through 6th and 9th through 12th grades as well as the home-school market, which is intended to be beta tested in late Spring of 2001 and launched in September 2001 following the completion of the beta test and resultant modifications to the system. Accordingly, EduLink has not generated any revenues to date. EduLink's cumulative losses from inception through March 31, 2001 was 12,329,581.

Interest income

Interest income in the first quarters of 2001 and 2000 arose from investment of capital raised through the private placements of common stock.

Software Development Costs

Software development costs increased to $706,627 for the quarter ended March 31, 2001, from $149,442 for the quarter ended March 31, 2000. The increase in software development costs in first quarter of 2001 arose from the increase in EduLink's software development activities. The Company paid various consulting firms and individual contractors for the development and promotion of its web site for the School House System.

General and Administrative Expenses

General and administrative expenses decreased by $2,851,070 to $443,927 for the quarter ended March 31, 2001, compared with $3,294,997 for the quarter ended March 31, 2000. The decrease was mainly attributable to zero ($0) non-cash compensation charges during quarter ended March 31, 2001 as compared to $3,082,500 of non-cash compensation charges incurred in connection with the issuance of warrants for services rendered by employees during the quarter ended March 31, 2000. The other reasons for the variance were increased fees paid to consultants, and to legal and accounting professionals, and increased payroll expenses described below.

In February 2000, EduLink issued warrants to an officer to purchase 34,305,000 shares of common stock at an exercise price of $0.0022. The $3,082,500 non-cash compensation charge associated with these warrants was recorded during the quarter ended March 31, 2000.

The Company paid bonuses totaling $140,000 to two officers during the quarter ended March 31, 2001. The Company's other payroll and payroll related expenses increased by $41,700 to $105,300 for the quarter ended March 31, 2001, from $63,600 for the quarter ended March 31, 2000. Payroll expenses in the quarter ended March 31, 2000 were lower primarily because $30,000 of the salary paid to one of the Company's executive officers in such quarter was deemed to be the repayment of an advance previously made to the Company by such officer, and was therefore not included in the Company's payroll expense for such quarter.

The Company's legal and accounting expenses increased by $34,344 to $59,344 for the quarter ended March 31, 2001, from $25,000 for the quarter ended March 31, 2000. The increase was the result of expenses incurred for services rendered in connection with additional legal and accounting services related to compliance with SEC filling requirements, and fees associated with the filing of patents and trademarks.

The Company's consulting fees increased to $43,500 for the quarter ended March 31,2001 from zero ($0) for the quarter ended March 31, 2000. The increase was mainly due to the use of consulting services for capital raising and product promotion in the first quarter of 2001.

Liquidity and Capital Resources

Since 1996, EduLink has financed its working capital needs through capital contributions by stockholders, private placement of common equity and bridge loans. As of March 31, 2001, the Company had cash of approximately $786,737. Cash used in operations was $1,227,658 for the quarter ended March 31, 2001, and $8,074,371 from inception through March 31, 2001. Cash used in operations during each of these periods was primarily for expenses related to the design and development of computer software and general and administrative expenses. Since 1996 and through March 31, 2001, the Company has raised approximately $8,965,000 through private placements of common stock and seed capital from one of the Company's executives, and approximately $375,000 through bridge loans.

In August and November 2000, the Company amended its employment contracts with its President, its Chief Executive Officer, and its Senior Vice President. The amendments terminated the issuance of warrants exercisable to purchase an aggregate of 17,152,950 shares of common stock that were issuable to each of the officers upon completion of each of the Build-Out Elements, the Beta Test, and the national launch of the proposed Smart Schoolhouse system. In consideration for the warrant termination, the Company agreed to pay $50,000 each to its President and its Chief Executive Officer, and $30,000 to its Senior Vice President. In addition, the President and the Chief Executive Officer will each receive an additional $150,000 during 2001, of which $50,000 was paid to each officer in January 2001, with the remainder payable at the rate of $10,000 per month for ten consecutive months commencing February 1, 2001. Pursuant to these arrangements each officer has received $70,000 through March 31, 2001, and will receive an additional $10,000 per month through November 2001.

As indicated above under the caption "Overview," the estimated cost of EduLink's development program and its projected expenses over the next twelve months will exceed its current cash resources. EduLink anticipates that it will need to raise an additional $6.5 million of capital in order to meet its anticipated cash requirements up to the planned launch of the Schoolhouse System for the 3rd through 12th grades. Of course changes in the Company's development program or other changes affecting operating expenses could alter the timing and amount of expenditures and therefore the amount and timing of when the Company will require additional funding. EduLink currently plans to raise sufficient additional capital through private placement of its common stock and/or private placement of debt or preferred stock convertible into its common stock to meet its ongoing cash needs, until such time as its business generates cash flow sufficient to fund its operations. However, the additional funding the Company requires may not be available on acceptable terms or at all. If the Company cannot obtain adequate funding, it could be required to significantly curtail or even shutdown operations.

PART II. OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K.

        (a)  Exhibits:

             None.

        (b)  Reports on Form 8-K

             No reports on Form 8-K were filed during the quarter ended March 31, 2001.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned on its behalf by the undersigned thereunto duly authorized.

                                     EDULINK

Date: May 15, 2001                   By:  /s/ Michael Rosenfeld
                                          --------------------------------------
                                              Michael Rosenfeld
                                              Chief Executive Officer
                                              (On behalf of the registrant and
                                              as principal financial officer)