Form 10-Q
period 2001-06-30
EDULINK INC
filed 2001-08-14
CIK 1023008

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549




                                    FORM 10-Q

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2001
                                       or

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

         For the transition period from ______________ to ______________

                        Commission File Number: 000-29953




                                  EDULINK, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)



            Nevada                                          95-4562316
-------------------------------                         -------------------
(State or other jurisdiction of                          (I.R.S. Employer
 incorporation or organization)                         Identification No.)


                                450 Roxbury Drive
                                    Suite 602
                             Beverly Hills, CA 90210
           -----------------------------------------------------------
           (Address of principal executive offices including zip code)

                                 (310) 247-7800
              ----------------------------------------------------
              (Registrant's telephone number, including area code)




     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                Yes [X]   No [ ]

     As of June 30, 2001, there were 805,477,500 outstanding shares of the Registrant's Common Stock, $0.001 par value.

                                  EDULINK, INC.

                          QUARTERLY REPORT ON FORM 10-Q

                                TABLE OF CONTENTS



                                                                            Page
PART I. FINANCIAL INFORMATION

Item 1.  Unaudited Financial Statements

         Balance Sheets at June 30, 2001 and December 31, 2000...............  3

         Statements of Operations for the three and six months
          ended June 30, 2001 and 2000 and for the period
          from January 25, 1996 (inception) to June 30, 2001.................  4

         Statements of Stockholders' Deficit for the period
          from January 25, 1996 (inception) to June 30, 2001.................  5

         Statements of Cash Flows for the three and six months
          ended June 30, 2001 and 2000 and for the period from
          January 25, 1996 (inception) to June 30, 2001......................  7

         Notes to Financial Statements....................................... 11

Item 2.  Management's Discussion and Analysis of Financial
          Condition and Results of Operations................................ 17

PART II. OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K..................................... 23

SIGNATURES................................................................... 24



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

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements
                                                                  EDULINK, INC.,
                                                       dba THE LEARNING PRIORITY
                                                   (A DEVELOPMENT STAGE COMPANY)
                                                                  BALANCE SHEETS
                                 December 31, 2000 and June 30, 2001 (unaudited)

--------------------------------------------------------------------------------


                                     ASSETS
                                                     June 30,      December 31,
                                                       2001            2000
                                                   -----------     ------------
                                                   (unaudited)
Current assets
  Cash                                            $    692,340     $  2,022,147
  Due from related party                                     -           10,000
  Prepaid expenses and other current assets             42,654           25,425
                                                  ------------     ------------
      Total current assets                             734,994        2,057,572

Property and equipment, net                             25,363           24,267
Deposit                                                  2,198            2,198
                                                  ------------     ------------
              Total assets                        $    762,555     $  2,084,037
                                                  ============     ============

                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities
  Bridge notes payable                            $    100,000     $    100,000
  Accounts payable                                     737,569          763,315
  Compensation payable                                       -           50,000
  Accrued expenses                                      28,500           28,500
                                                  ------------     ------------
              Total current liabilities                866,069          941,815
                                                  ------------     ------------
Commitments

Stockholders' equity (deficit)
  Common stock, $0.001 par value
    1,500,000,000 shares authorized
    805,477,500 (unaudited) and
    799,977,500 shares issued and
    outstanding                                        805,478          799,978
  Shares committed to be issued                        275,000          100,000
  Additional paid-in capital                        11,702,535       11,433,035
  Deficit accumulated during the
   development stage                               (12,886,527)     (11,190,791)
                                                  ------------     ------------
              Total stockholders' equity
               (deficit)                              (103,514)       1,142,222
                                                  ------------     ------------

                   Total liabilities and
                    stockholders' equity
                    (deficit)                     $    762,555     $  2,084,037
                                                  ============     ============


The accompanying notes are an integral part of these financial statements.

                                                                                  EDULINK, INC.,
                                                                       dba THE LEARNING PRIORITY
                                                                   (A DEVELOPMENT STAGE COMPANY)
                                                                        STATEMENTS OF OPERATIONS
                       For the Three and Six Months Ended June 30, 2001 and 2000 (unaudited) and for the Period from January 25, 1996 (Inception) to June 30, 2001 (unaudited)

------------------------------------------------------------------------------------------------


                                                                                       For the
                                                                                     Period from
                                                                                     January 25,
                                  For the                       For the                 1996
                             Three Months Ended             Six Months Ended         (Inception)
                                  June 30,                      June 30,                 to
                         --------------------------    --------------------------     June 30,
                            2001           2000           2001           2000           2001
                         -----------    -----------    -----------    -----------    -----------
                         (unaudited)    (unaudited)    (unaudited)    (unaudited)    (unaudited)

Income Interest          $     9,037    $    43,382    $    20,801    $    46,963    $    140,118
                         -----------    -----------    -----------    -----------    ------------

Expenses
  Software development
   costs                     207,050      1,637,426        913,677      1,786,868       6,955,792
  General and
   administrative            358,933        327,443        802,860      3,622,440       6,070,853
                         -----------    -----------    -----------    -----------    ------------

Total expenses               565,983      1,964,869      1,716,537      5,409,308      13,026,645
                         -----------    -----------    -----------    -----------    ------------

Net loss $                  (556,946)   $(1,921,487)   $(1,695,736)   $(5,362,345)   $(12,886,527)
                         ===========    ===========    ===========    ===========    ============

Basic and diluted
 loss per share          $         -    $         -    $         -    $     (0.01)   $      (0.03)
                         ===========    ===========    ===========    ===========    ============

Weighted-average
  shares used in
  computation of
  basic and diluted
  loss per share         802,708,269    739,333,764    802,191,389    699,735,622     467,157,104
                         ===========    ===========    ===========    ===========    ============


The accompanying notes are an integral part of these financial statements.

                                                                                                              EDULINK, INC.,
                                                                                                   dba THE LEARNING PRIORITY
                                                                                               (A DEVELOPMENT STAGE COMPANY)
                                                                                STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
                                                           For the Period from January 25, 1996 (Inception) to June 30, 2001

----------------------------------------------------------------------------------------------------------------------------



                                                                                                   Deficit
                                                                      Shares                     Accumulated
                                              Common Stock           Committed     Additional    During the
                                        ------------------------       to be        Paid-In      Development
                                          Shares        Amount        Issued        Capital         Stage           Total
                                        -----------    ---------     ---------     ----------    -----------        -----
Balance, January 25, 1996 (Inception)             -    $       -    $         -    $       -     $         -     $         -
Sale of common stock                     28,302,353       28,302                     594,575                         622,877
Shares issued to founders               233,280,000      233,280                    (233,280)                              -
Shares issued for professional
 services                                43,454,118       43,454                      (3,454)                         40,000
Shares issued for investment
 banking services                        58,320,000       58,320                     (33,320)                         25,000
Net loss                                                                                            (479,267)       (479,267)
                                        -----------    ---------    -----------    ---------     -----------     -----------

Balance, December 31, 1996              363,356,471      363,356              -      324,521        (479,267)        208,610
Sale of common stock                     17,152,942       17,153                     410,968                         431,500
Conversion of bridge notes                6,003,529        6,004                     172,375                         175,000
Shares issued for professional
 services                                 2,287,058        2,287                       2,713                           5,000
Net loss                                                                                          (2,091,226)     (2,091,226)
                                        -----------    ---------    -----------    ---------     -----------     -----------

Balance, December 31, 1997              388,800,000      388,800              -      910,577      (2,570,493)     (1,271,116)
Net loss                                                                                          (1,040,237)     (1,040,237)
                                        -----------    ---------    -----------    ---------     -----------     -----------

Balance, December 31, 1998              388,800,000      388,800              -      910,577      (3,610,730)     (2,311,353)
Acquisition of URREA Enterprises,
 Inc.                                   259,022,500      259,023                    (259,023)                              -
Loan from stockholder contributed
 to capital                                                                          140,403                         140,403
Common stock subscription received                                      100,000                                      100,000
Common stock to be issued for
 settlement of dispute                                                  571,750                                      571,750
Compensation waived by officers                                                      130,000                         130,000
Net loss                                                                                            (153,956)       (153,956)
                                        -----------    ---------    -----------    ---------     -----------     -----------


The accompanying notes are an integral part of these financial statements.

                                                                                                                 EDULINK, INC.,
                                                                                                      dba THE LEARNING PRIORITY
                                                                                                  (A DEVELOPMENT STAGE COMPANY)
                                                                                   STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
                                                              For the Period from January 25, 1996 (Inception) to June 30, 2001

-------------------------------------------------------------------------------------------------------------------------------



                                                                                                     Deficit
                                                                      Shares                       Accumulated
                                              Common Stock           Committed      Additional     During the
                                        ------------------------       to be         Paid-In       Development
                                          Shares        Amount        Issued         Capital          Stage           Total
                                        -----------    ---------     ---------      ----------     -----------        -----
Balance, December 31, 1999              647,822,500    $ 647,823    $   671,750    $   921,957     $ (3,764,686)    $(1,523,156)
Common stock issued                       2,000,000        2,000       (100,000)        98,000                                -
Sale of common stock                    148,300,000      148,300                     7,140,450                        7,288,750
Warrants issued to officers                                                          3,082,500                        3,082,500
Options issued to officers                                                              87,983                           87,983
Conversion of bridge notes                2,480,000        2,480                       121,520                          124,000
Common stock canceled                      (225,000)        (225)                          225                                -
Common stock canceled                      (500,000)        (500)                      (24,500)                         (25,000)
Common stock subscription received                                      100,000                                         100,000
Common stock issued for services            100,000          100         (5,000)         4,900                                -
Change in settlement of dispute
 (Note 3)                                                              (566,750)                                       (566,750)
Net loss                                                                                             (7,426,105)     (7,426,105)
                                        -----------    ---------    -----------    -----------     ------------     -----------

Balance, December 31, 2000              799,977,500      799,978        100,000     11,433,035      (11,190,791)      1,142,222
Common stock issued (unaudited)           2,000,000        2,000       (100,000)        98,000                                -
Common stock issued for cash
 (unaudited)                              3,500,000        3,500                       171,500                          175,000
Common stock subscription
 received (unaudited)                                                   275,000                                         275,000
Net loss (unaudited)                                                                                 (1,695,736)     (1,695,736)
                                        -----------    ---------    -----------    -----------     ------------     -----------

     Balance, June 30, 2001
      (unaudited)                       805,477,500    $ 805,478    $   275,000    $11,702,535     $(12,886,527)    $  (103,514)
                                        ===========    =========    ===========    ===========     ============     ===========


The accompanying notes are an integral part of these financial statements.

                                                                                    EDULINK, INC.,
                                                                         dba THE LEARNING PRIORITY
                                                                     (A DEVELOPMENT STAGE COMPANY)
                                                                          STATEMENTS OF CASH FLOWS
                         For the Three and Six Months Ended June 30, 2001 and 2000 (unaudited) and for the Period from January 25, 1996 (Inception) to June 30, 2001 (unaudited)

--------------------------------------------------------------------------------------------------


                                                                                         For the
                                                                                       Period from
                                                                                       January 25,
                                  For the                       For the                   1996
                             Three Months Ended             Six Months Ended           (Inception)
                                  June 30,                      June 30,                   to
                         --------------------------    --------------------------       June 30,
                            2001           2000           2001           2000             2001
                         -----------    -----------    -----------    -----------      -----------
                         (unaudited)    (unaudited)    (unaudited)    (unaudited)      (unaudited)

Cash flows from
 operating activities
  Net loss               $  (556,946)   $(1,921,487)   $(1,695,736)   $(5,362,345)    $(12,886,527)
  Adjustments to
   reconcile net loss
   to net cash used
   in operating
   activities
    Common stock to
     be issued for
     software
     development
     costs                         -              -              -              -            5,000
    Common stock
     issued for
     professional
     services                      -              -              -              -           70,000
    Common stock
     issued for
     related party
     payable                       -              -              -              -          140,403
    Compensation
     waived by
     officers                      -              -              -              -          130,000
    Warrants issued
     for services                  -         12,569              -      3,095,069        3,170,483
    Depreciation
     expense                   8,956              -          8,956              -            8,956
  (Increase) decrease
   in
    Prepaid expenses
     and other
     current assets            7,979          5,468        (17,229)       (25,187)         (42,654)
    Deposit                        -              -              -         (2,198)          (2,198)
  Increase (decrease)
   in
    Accounts payable          36,464       (325,001)       (25,746)      (418,023)         737,569


The accompanying notes are an integral part of these financial statements.

                                                                                    EDULINK, INC.,
                                                                         dba THE LEARNING PRIORITY
                                                                     (A DEVELOPMENT STAGE COMPANY)
                                                                          STATEMENTS OF CASH FLOWS
                         For the Three and Six Months Ended June 30, 2001 and 2000 (unaudited) and for the Period from January 25, 1996 (Inception) to June 30, 2001 (unaudited)

--------------------------------------------------------------------------------------------------


                                                                                         For the
                                                                                       Period from
                                                                                       January 25,
                                  For the                       For the                   1996
                             Three Months Ended             Six Months Ended           (Inception)
                                  June 30,                      June 30,                   to
                         --------------------------    --------------------------       June 30,
                            2001           2000           2001           2000             2001
                         -----------    -----------    -----------    -----------      -----------
                         (unaudited)    (unaudited)    (unaudited)    (unaudited)      (unaudited)

  Compensation
   payable               $   (20,000)   $         -    $   (50,000)   $         -     $          -
  Due to related party             -        (40,000)        10,000        (60,000)               -
  Accrued expenses           (18,550)        22,260              -         49,760           52,500
                         -----------    -----------    -----------    -----------     ------------

Net cash used in
operating activities        (542,097)    (2,246,191)    (1,769,755)    (2,722,924)      (8,616,468)
                         -----------    -----------    -----------    -----------     ------------

Cash flows from
 investing activities
  Purchase of property
   and equipment              (2,300)             -        (10,052)        (8,285)         (34,319)
                         -----------    -----------    -----------    -----------     ------------

Net cash used in
investing activities          (2,300)             -        (10,052)        (8,285)         (34,319)
                         -----------    -----------    -----------    -----------     ------------

Cash flows from
financing activities
  Common stock
   subscription
   received                  275,000        200,000        275,000        200,000          275,000
  Proceeds from
   issuance of
   bridge notes                    -              -              -              -          375,000
  Repayment of
   bridge notes                    -              -              -              -          (50,000)
  Proceeds from
   issuance of
   common stock              175,000        662,500        175,000      5,252,500        9,140,000
  Cost of issuance
   of common stock                 -       (113,750)             -       (113,750)        (396,873)
                         -----------    -----------    -----------    -----------     ------------

Net cash provided by
financing activities         450,000        748,750        450,000      5,338,750        9,343,127
                         -----------    -----------    -----------    -----------     ------------


The accompanying notes are an integral part of these financial statements.

                                                                                    EDULINK, INC.,
                                                                         dba THE LEARNING PRIORITY
                                                                     (A DEVELOPMENT STAGE COMPANY)
                                                                          STATEMENTS OF CASH FLOWS
                         For the Three and Six Months Ended June 30, 2001 and 2000 (unaudited) and for the Period from January 25, 1996 (Inception) to June 30, 2001 (unaudited)

--------------------------------------------------------------------------------------------------


                                                                                         For the
                                                                                       Period from
                                                                                       January 25,
                                  For the                       For the                   1996
                             Three Months Ended             Six Months Ended           (Inception)
                                  June 30,                      June 30,                   to
                         --------------------------    --------------------------       June 30,
                            2001           2000           2001           2000             2001
                         -----------    -----------    -----------    -----------      -----------
                         (unaudited)    (unaudited)    (unaudited)    (unaudited)      (unaudited)

Net increase
 (decrease) in cash      $   (94,397)   $(1,497,441)   $(1,329,807)   $ 2,607,541     $    692,340

Cash, beginning
 of period                   786,737      4,179,085      2,022,147         74,103                -
                         -----------    -----------    -----------    -----------     ------------

Cash, end of period      $   692,340    $ 2,681,644    $   692,340    $ 2,681,644     $    692,340
                         ===========    ===========    ===========    ===========     ============


Supplemental
disclosures of cash
flow information

  Interest paid          $         -    $         -    $         -    $         -     $          -
                         ===========    ===========    ===========    ===========     ============

  Income taxes paid      $       800    $       800    $       800    $       800     $      4,000
                         ===========    ===========    ===========    ===========     ============


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

During the six months ended June 30, 2000, the Company issued 34,305,000 (unaudited) warrants for services valued at $3,082,500 (unaudited).


The accompanying notes are an integral part of these financial statements.

                                                                  EDULINK, INC.,
                                                       dba THE LEARNING PRIORITY
                                                   (A DEVELOPMENT STAGE COMPANY)
                                                        STATEMENTS OF CASH FLOWS
       For the Three and Six Months Ended June 30, 2001 and 2000 (unaudited) and for the Period from January 25, 1996 (Inception) to June 30, 2001 (unaudited)

--------------------------------------------------------------------------------


Supplemental schedule of non-cash investing and financing activities (Continued) During the six months ended June 30, 2001, the Company issued 2,000,000 (unaudited) shares of common stock for a subscription received during the year ended December 31, 2000.



The accompanying notes are an integral part of these financial statements.

                                                                  EDULINK, INC.,
                                                       dba THE LEARNING PRIORITY
                                                   (A DEVELOPMENT STAGE COMPANY)
                                                   NOTES TO FINANCIAL STATEMENTS
                                 December 31, 2000 and June 30, 2001 (unaudited)
--------------------------------------------------------------------------------


NOTE 1 - DESCRIPTION OF BUSINESS

     EduLink, Inc., dba The Learning Priority ("EduLink") was originally incorporated in January 1994 as a Nevada corporation under the name URREA Enterprises, Inc. ("URREA") as a development stage company. In October 1999, URREA and EduLink, Inc., a California corporation, agreed to merge, with URREA surviving the merger and the stockholders of EduLink receiving an aggregate of 7,776,000 shares of URREA common stock. At the time, URREA had no assets or liabilities and a net asset value of $0. EduLink entered into the merger in order to achieve the value of being a publicly traded company. Immediately after the merger, URREA changed its name to EduLink, Inc. (the "Company").

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

     Interim Unaudited Financial Information
     The unaudited financial information furnished herein reflects all adjustments, consisting only of normal recurring adjustments, which in the opinion of management, are necessary to fairly state the Company's financial position, the results of operations, and cash flows for the periods presented. The results of operations for the three and six months ended June 30, 2001 are not necessarily indicative of results for the entire fiscal year ending December 31, 2001.

                                                                  EDULINK, INC.,
                                                       dba THE LEARNING PRIORITY
                                                   (A DEVELOPMENT STAGE COMPANY)
                                                   NOTES TO FINANCIAL STATEMENTS
                                 December 31, 2000 and June 30, 2001 (unaudited)
--------------------------------------------------------------------------------


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

     Interim Unaudited Financial Information (Continued)
     The information with respect to the three and six months ended June 30, 2001 and 2000 is unaudited.

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

                                                                  EDULINK, INC.,
                                                       dba THE LEARNING PRIORITY
                                                   (A DEVELOPMENT STAGE COMPANY)
                                                   NOTES TO FINANCIAL STATEMENTS
                                 December 31, 2000 and June 30, 2001 (unaudited)
--------------------------------------------------------------------------------


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

     Estimates
     The preparation of financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

     Recently Issued Accounting Pronouncements
     In July 2001, the FASB issued SFAS No. 141, "Business Combinations." This statement addresses financial accounting and reporting for business combinations and supersedes Accounting Principles Bulletin ("APB") Opinion No. 16, "Business Combinations," and SFAS No. 38, "Accounting for Pre-Acquisition Contingencies of Purchased Enterprises." All business combinations in the scope of this statement are to be accounted for using one method, the purchase method. The provisions of this statement apply to all business combinations initiated after June 30, 2001. Use of the pooling-of-interests method for those business combinations is prohibited. This statement also applies to all business combinations accounted for using the purchase method for which the date of acquisition is July 1, 2001 or later.

                                                                  EDULINK, INC.,
                                                       dba THE LEARNING PRIORITY
                                                   (A DEVELOPMENT STAGE COMPANY)
                                                   NOTES TO FINANCIAL STATEMENTS
                                 December 31, 2000 and June 30, 2001 (unaudited)
--------------------------------------------------------------------------------


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

     Recently Issued Accounting Pronouncements (Continued)
     In July 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets." This statement addresses financial accounting and reporting for acquired goodwill and other intangible assets and supersedes APB Opinion No. 17, "Intangible Assets." It addresses how intangible assets that are acquired individually or with a group of other assets (but not those acquired in a business combination) should be accounted for in financial statements upon their acquisition. This statement also addresses how goodwill and other intangible assets should be accounted for after they have been initially recognized in the financial statements. It is effective for fiscal years beginning after December 15, 2001. Early application is permitted for entities with fiscal years beginning after March 15, 2001, provided that the first interim financial statements have not been issued previously.


NOTE 3 - CASH

     The Company maintains its cash in a bank located in California. The balance is insured by the Federal Deposit Insurance Corporation up to $100,000. As of June 30, 2001, the uninsured portions of the balances held at the bank aggregated to $598,808 (unaudited).


NOTE 4 - BRIDGE NOTES PAYABLE

     Bridge notes represent notes payable at 10% (annual percentage rate 10.47%) per annum and are currently due for payment.


NOTE 5 - COMMITMENTS

     Lease
     The Company co-leases its facility under an operating lease agreement with an unrelated third party. Future minimum lease payments at December 31, 2000 were as follows:

     Year Ending                               Gross            Company's
     December 31,                            Commitment          Portion
     ------------                            ----------         ---------

        2001                                 $  106,673         $  37,335
        2002                                    106,673            37,335
                                             ----------         ---------
        Total                                $  213,346         $  74,670
                                             ==========         =========

                                                                  EDULINK, INC.,
                                                       dba THE LEARNING PRIORITY
                                                   (A DEVELOPMENT STAGE COMPANY)
                                                   NOTES TO FINANCIAL STATEMENTS
                                 December 31, 2000 and June 30, 2001 (unaudited)
--------------------------------------------------------------------------------


NOTE 5 - COMMITMENTS (Continued)

     Lease (Continued)
     Rent expense was $68,426, $29,684 (unaudited), and $41,189 (unaudited) for the year ended December 31, 2000 and the six months ended June 30, 2001 and 2000, respectively.

     Employment Agreement
     In September 1999, the Company entered into five-year employment contracts with its President, Chief Executive Officer, and Senior Vice President that provide for a minimum annual salary, incentives, and bonuses, which are based on the Company's attainment of specified levels of sales and earnings. The annual salaries for the three officers are $150,000, $150,000, and $90,000, respectively. During the six months ended June 30, 2001, the three officers were compensated in the amounts of $75,000 (unaudited), $75,000 (unaudited), and $45,000 (unaudited), respectively. In addition, the President and Chief Executive Officer received $100,000 (unaudited) and $100,000 (unaudited) in additional compensation, respectively, during the six months ended June 30, 2001.


NOTE 6 - COMMON STOCK AND COMMON STOCK WARRANTS

     During the six months ended June 30, 2001, the Company issued 2,000,000 (unaudited) shares of common stock for a subscription received during the year ended December 31, 2000 in connection with a private placement.

     During the six months ended June 30, 2001, the Company received cash for common shares subscribed amounting to $450,000 (unaudited) in connection with the December 1999 private placement memorandum. The Company issued 3,500,000 shares (unaudited) of common stock for $175,000 (unaudited) during the six months ended June 30, 2001. An additional 5,500,000 shares of common stock for $275,000 (unaudited) were issued subsequent to June 30, 2001.


NOTE 7 - RELATED PARTY TRANSACTION

     During the six months ended June 30, 2001, a former member of the Board of Directors was paid $27,000 (unaudited) for consulting services provided to the Company.

                                                                  EDULINK, INC.,
                                                       dba THE LEARNING PRIORITY
                                                   (A DEVELOPMENT STAGE COMPANY)
                                                   NOTES TO FINANCIAL STATEMENTS
                                 December 31, 2000 and June 30, 2001 (unaudited)
--------------------------------------------------------------------------------


NOTE 8 - SUBSEQUENT EVENT

     Subsequent to June 30, 2001, the Company received cash for common shares subscribed amounting to $250,000 (unaudited) in connection with the December 1999 private placement memorandum.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


Overview

EduLink, Inc. is a development stage company engaged in the design and development of a seamless integrated Internet educational service for schools and homes, called the Smart Schoolhouse system, that is intended to be marketed to and utilized by students, parents, teachers and school administrators. The planned service will be delivered over the Internet to personal computer users.

The Company originally estimated that it needed a total of approximately $8.5 million to produce, alpha test, beta test and launch the system for grades 7 and 8 only. The Company now intends to include all grades from 3rd through 12th as well as the home-school market, and it estimates that it needs an additional $5 million through December 31, 2001 and for the six month period following the intended January 2002 launch to complete the modifications required for the system's application to the home-school market and for grades 3rd through 6th and 9th through 12th, to license third party curriculum content for grades 3rd through 6th and 9th through 12th, to beta test, launch and market the system for grades 3rd through 12th, to complete the production of additional enabling tools, to provide the infrastructure to market and exploit the Company's technologies, and to create proprietary curriculum content for two additional grade levels, 9th and 10th. The Company has raised a total of approximately $7.95 million, net of expenses, as of June 30, 2001 towards the goal of an aggregate of $13 million, primarily through the December 1999 private placement of common stock.

The Company expects that expenses (including software development costs and general and administrative costs) will be approximately $6 million per year from July 1, 2002 to June 30, 2004 to create proprietary curriculum content for two additional grade levels each year, to alpha test and beta test the content so created, to produce additional software tools, to upgrade technologies, to continue operations, to increase marketing activities for the Smart Schoolhouse system, to license additional content and to continue marketing the Company's technologies for application in markets outside of the 3rd through 12th grade U.S. education market.

Results of Operations

Six Months Ended June 30, 2001 as Compared to Six Months Ended June 30, 2000

                                            For the Six Months Ended June 30,

                                                2001                2000
                                            ------------        ------------
Revenue                                     $          -        $          -

Interest income                             $     20,801        $     46,963

Software development costs                  $    913,677        $  1,786,868

General and administrative
 expenses                                   $    802,860        $  3,622,440

Total Expenses                              $  1,716,537        $  5,409,308

Net loss                                    $ (1,695,736)       $ (5,362,345)


Revenue
-------

EduLink is a development stage enterprise and has spent most of its efforts during the past four years in developing the proposed Smart Schoolhouse system web-based software initially for the 7th and 8th grades, and now also for 3rd through 6th and 9th through 12th grades as well as the home-school market, which is intended to be beta tested in late Fall of 2001 and launched in January 2002 following the completion of the beta test and resultant modifications to the system. Accordingly, EduLink has not generated any revenues to date. EduLink's cumulative losses from inception through June 30, 2001 were $12,886,527.

Interest income
---------------

Interest income in the six months ended June 30, 2001 and 2000 arose from investment of capital raised through the private placements of common stock.

Software Development Costs
--------------------------

Software development costs decreased to $913,677 for the six months ended June 30, 2001, from $1,786,868 for the six months ended June 30, 2000. The decrease in software development costs for the six months ended June 30, 2001 resulted from the completion of a part of EduLink's software development activities. The Company also paid various consulting firms and individual contractors for the development and promotion of its web site for the Smart Schoolhouse system.

General and Administrative Expenses
-----------------------------------

General and administrative expenses decreased by $2,819,580 to $802,860 for the six months ended June 30, 2001 compared with $3,622,440 for the six months ended June 30, 2000. The decrease was mainly attributable to zero ($0) non-cash compensation charges during six months ended June 30, 2001 as compared to $3,082,500 of non-cash compensation charges incurred in connection with the issuance of warrants for services rendered by employees during the six months ended June 30, 2000. The other reasons for the variance were higher payroll expenses, higher consulting fees, lower interest expense, lower printing and reproduction costs, and lower rent expenses, all of which are described below.

In February 2000, EduLink issued warrants to an officer to purchase 34,305,000 shares of common stock at an exercise price of $0.0022. The $3,082,500 non-cash compensation charge associated with these warrants was recorded during the half-year ended June 30, 2000.

During the six months ended June 30, 2001 the Company paid additional compensation totaling $200,000 to two officers. The Company's payroll and payroll related expenses increased by $300,285 to $460,990 for the six months ended June 30, 2001, from $160,705 for the six months ended June 30, 2000. In addition, payroll expenses in the six months ended June 30, 2000 were lower because $60,000 of the salary paid to one of the Company's executive officers in that period was deemed to be the repayment of an advance previously made to the Company by such officer, and was therefore not included in the Company's payroll expense for that period.

The Company paid $62,077 to outside consultants for marketing efforts during the six months ended June 30, 2001, an increase of $24,140 from $37,937 for the six months ended June 30, 2000. The Company's legal and accounting expenses decreased by $2,186 to $124,555 for the six months ended June 30, 2001, from $126,741 for the six months ended June 30, 2000. The expenses were incurred for services rendered in connection with the legal and accounting services related to compliance with SEC filling requirements, and fees associated with the filing of patents and trademarks.

The Company's interest expense decreased to $10,000 for the six months ended June 30, 2001 from $50,008 for the six months ended June 30, 2000. Interest expense for the six months ended June 30, 2000 included interest expense on payables owed to Saatchi and Saatchi during such period. The payables were settled in January 2000 and the Company met its payment obligations during 2000; therefore, no interest expenses related thereto were accrued during the six months ended June 30, 2001.

The Company's printing and reproduction expense decreased by $25,224 to $2,254 for the six months ended June 30, 2001, from $27,478 for the six months ended June 30, 2000. The higher expenses in the 2000 period were due to printing of the Company's Form 10 Registration Statement.

The Company's rent expense decreased by $11,505 to $29,684 for the six months ended June 30, 2001, from $41,189 for the six months ended June 30, 2000. The higher expense in 2000 was due to payment of arrears of rent.


Three Months Ended June 30, 2001 as Compared to Three Months Ended June 30, 2000

                                           For the Three Months Ended June 30,

                                                2001                2000
                                            ------------        ------------

Revenue                                     $          -        $          -

Interest income                             $      9,037        $     43,382

Software development costs                  $    207,050        $  1,637,426

General and administrative
 expenses                                   $    358,933        $    327,443

Total Expenses                              $    565,983        $  1,964,869

Net loss                                    $   (556,946)       $ (1,921,487)


Revenue
-------

EduLink is a development stage enterprise and has spent most of its efforts during the past four years in developing the proposed Smart Schoolhouse system web-based software initially for the 7th and 8th grades, and now also for 3rd through 6th and 9th through 12th grades as well as the home-school market, which is intended to be beta tested in late Fall of 2001 and launched in January 2002 following the completion of the beta test and resultant modifications to the system. Accordingly, EduLink has not generated any revenues to date. EduLink's cumulative losses from inception through June 30, 2001 were $12,886,527.

Interest income
---------------

Interest income in the three months ended June 30, 2001 and 2000 arose from investment of capital raised through the private placements of common stock.

Software Development Costs
--------------------------

Software development costs decreased by $1,430,376 to $207,050 for the three months ended June 30, 2001, from $1,637,426 for the three months ended June 30, 2000. The decrease in software development costs in second quarter of 2001 arose from the completion of a part of EduLink's software development activities. The Company paid various consulting firms and individual contractors for the development and promotion of its web site for the Smart Schoolhouse system.

General and Administrative Expenses
-----------------------------------

General and administrative expenses increased by $31,490 to $358,933 for the three months ended June 30, 2001, compared with $327,443 for the three months ended June 30, 2000. The main reason for the variance was increased payroll expenses. The other reasons for the variance were higher consulting fees, lower interest expense, lower printing and reproduction costs, and lower rent expenses, all of which are described below.

The Company's payroll and payroll related expenses increased by $90,546 to $191,760 in the three months ended June 30, 2001 from $101,214 in the three months ended June 30, 2000. The Company paid increased salaries to its two key officers totaling $60,000 during the three months ended June 30, 2001. In addition, payroll expenses in the three months ended June 30, 2000 were lower because $30,000 of the salary paid to one of the Company's executive officers in that period was deemed to be the repayment of an advance previously made to the Company by such officer, and was therefore not included in the Company's payroll expense for that period.

The Company's legal and accounting expenses decreased by $36,531 to $65,210 for the three months ended June 30, 2001, from $101,741 for the three months ended June 30, 2000.

The Company's interest expense decreased to zero ($0) for the three months ended June 30, 2001 from $22,508 for the three months ended June 30, 2000. Interest expense for the three months ended June 30, 2000 included interest expense on payables owed to Saatchi and Saatchi during such period. The payables were settled in January 2000 and the Company met its payment obligations during 2000; therefore, no interest expenses related thereto were accrued during the three months ended June 30, 2001.

The Company's printing and reproduction expense decreased by $23,459 to $659 for the three months ended June 30, 2001, from $24,118 for the three months ended June 30, 2000. The higher expenses in the 2000 period were due to printing of the Company's Form 10 Registration Statement.

The Company's rent expense decreased by $9,105 to $15,892 for the three months ended June 30, 2001, from $24,997 for the three months ended June 30, 2000. The higher expense in 2000 was due to payment of arrears of rent.

Liquidity and Capital Resources

Since 1996, EduLink has financed its working capital needs through capital contributions by stockholders, private placements of common equity and bridge loans. As of June 30, 2001, the Company had cash of approximately $692,340. Cash used in operations was $1,769,755 for the six months ended June 30, 2001, $542,097 for the three months ended June 30, 2001, and $8,616,468 from inception through June 30, 2001. Cash used in operations during each of these periods was primarily for expenses related to the design and development of computer software and general and administrative expenses. Since 1996 and through June 30, 2001, the Company has raised approximately $9,415,000 through private placements of common stock and seed capital from one of the Company's executives, and approximately $375,000 through bridge loans.

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

Pursuant to these arrangements each officer has received $100,000 through June 30, 2001, and will receive an additional $10,000 per month through November 2001.

As indicated above under the caption "Overview," the estimated cost of EduLink's development program and its projected expenses over the next twelve months will exceed its current cash resources. EduLink anticipates that it will need to raise an additional $5 million of capital in order to meet its anticipated cash requirements up to, and for the six month period following, the planned January 2002 launch of the Smart Schoolhouse system for the 3rd through 12th grades. However, changes in the Company's development program or other changes affecting operating expenses could alter the timing and amount of expenditures and therefore the amount and timing of when the Company will require additional capital and how much additional capital it will require. EduLink currently plans to raise sufficient additional capital through private placement of its common stock and/or private placement of debt or preferred stock convertible into its common stock to meet its ongoing cash needs, until such time as its business generates cash flow sufficient to fund its operations. However, the additional capital the Company requires may not be available on acceptable terms or at all. If the Company cannot obtain adequate funding, it could be required to significantly curtail or even shut down its operations.

PART II. OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K.

  (a)    Exhibits:  None.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned on its behalf by the undersigned thereunto duly authorized.

                                           EDULINK

Date: August 14, 2001                      By:  /s/ Michael Rosenfeld
                                              ---------------------------------
                                                Michael Rosenfeld
                                                Chief Executive Officer
                                                (On behalf of the registrant and
                                                as principal financial officer)