Form 10-Q/A
period 2001-06-30
EDULINK INC
filed 2001-08-24
CIK 1023008

Amendment to Quarterly Report for the quarterly period ended June 30, 2001.

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549




                                   FORM 10-Q/A
                                (Amendment No. 1)

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

                                EXPLANATORY NOTE

This amendment amends and restates Part 1, Item 1 of the Registrant's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2001, filed by the Registrant on August 14, 2001. The only revision to the previously filed information is the correction of the dollar amount provided in Note 8 - Subsequent Event of the Notes to Financial Statements.

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

                                                                  EDULINK, INC.,
                                                       dba THE LEARNING PRIORITY
                                                   (A DEVELOPMENT STAGE COMPANY)
                                                   NOTES TO FINANCIAL STATEMENTS
                                 December 31, 2000 and June 30, 2001 (unaudited)
--------------------------------------------------------------------------------


NOTE 8 - SUBSEQUENT EVENT

     Subsequent to June 30, 2001, the Company received cash for common shares subscribed amounting to $150,000 (unaudited) in connection with the December 1999 private placement memorandum.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned on its behalf by the undersigned thereunto duly authorized.

                                           EDULINK

Date: August 24, 2001                      By:  /s/ Michael Rosenfeld
                                              ---------------------------------
                                                Michael Rosenfeld
                                                Chief Executive Officer
                                                (On behalf of the registrant and
                                                as principal financial officer)