Form 10-Q
period 2001-09-30
EDULINK INC
filed 2001-11-14
CIK 1023008

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2001
                                       or

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

                                 (310) 247-7800
                               -----------------
              (Registrant's telephone number, including area code)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                 Yes [X] No [ ]

     As of September 30, 2001, there were 819,695,100 outstanding shares of the Registrant's Common Stock, $0.001 par value.

                                  EDULINK, INC.

                          QUARTERLY REPORT ON FORM 10-Q

                                TABLE OF CONTENTS

                                                                            Page
                                                                            ----
PART I. FINANCIAL INFORMATION
Item 1. Unaudited Financial Statements
         Balance Sheets at September 30, 2001 and December 31, 2000........   3
         Statements of Operations for the three and nine months ended
             September 30, 2001 and 2000 and for the period from
             January 25, 1996 (inception) to September 30, 2001............   4
         Statements of Stockholders' Deficit for the period from
             January 25, 1996 (inception) to September 30, 2001............   5
         Statements of Cash Flows for the three and nine months ended
             September 30, 2001 and 2000 and for the period from
             January 25, 1996 (inception) to September 30, 2001.............  7
         Notes to Financial Statements...................................... 11

Item 2. Management's Discussion and Analysis of Financial Condition
                and Results of Operations................................... 18

PART II. OTHER INFORMATION
Item 6. Exhibits and Reports on Form 8-K.................................... 24

SIGNATURES.................................................................. 25


     Unless otherwise indicated, all references to "EduLink," "we," "us" and "our" refer to EduLink, Inc. and its predecessor.

                                CAUTIONARY NOTICE
                      REGARDING FORWARD-LOOKING STATEMENTS

     This report contains statements that we believe are "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements generally can be identified by the use of forward-looking terminology such as "may," "will," "expect," "should," "intend," "estimate," "anticipate," "believe," "plan," "continue" or similar terminology. We undertake no obligation to publicly update or revise any forward-looking statements contained in this report. These forward-looking statements are not guarantees of future performance and are subject to risks, uncertainties and other factors, some of which are beyond our control, that could cause actual results to differ materially from those we express or imply in those forward-looking statements. These risks, uncertainties and other factors include, but are not limited to, the raising of additional capital, the acceptance of our products in the market, competition, the status of our intellectual property and our dependence on educational customers for sales of our specialized educational products, statements regarding our competitive strengths, business strategy, expected benefits of any acquisition, future financial position, budgets, projected costs and plans and objectives of management. Other uncertainties related to our business and securities, which are traded on the OTC Bulletin Board, are outlined in our Annual Report on Form 10-K for the fiscal year ended December 31, 2000.

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements
                                                                                       EDULINK, INC.,
                                                                            dba THE LEARNING PRIORITY
                                                                        (A DEVELOPMENT STAGE COMPANY)
                                                                                       BALANCE SHEETS
                                                 December 31, 2000 and September 30, 2001 (unaudited)
====================================================================================================

                                     ASSETS
                                                                      September 30,     December 31,
                                                                          2001             2000
                                                                      -------------    -------------
                                                                       (unaudited)
Current assets
     Cash                                                             $     393,251    $   2,022,147
     Due from related party                                                       -           10,000
     Prepaid expenses and other current assets                               35,099           25,425
                                                                      -------------    -------------

         Total current assets                                               428,350        2,057,572

Property and equipment, net                                                  26,322           24,267
Deposit                                                                       2,198            2,198
                                                                      -------------    -------------
                      Total assets                                    $     456,870    $   2,084,037
                                                                      =============    =============


                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities
     Bridge notes payable                                             $     100,000    $     100,000
     Accounts payable                                                       757,843          763,315
     Compensation payable                                                         -           50,000
     Accrued expenses                                                        34,584           28,500
                                                                      -------------    -------------

         Total current liabilities                                          892,427          941,815
                                                                      -------------    -------------
Commitments

Stockholders' equity (deficit)
     Common stock, $0.001 par value
         1,500,000,000 shares authorized
         819,695,100 (unaudited) and 799,977,500 shares
              issued and outstanding                                        819,696          799,978
     Shares committed to be issued                                          100,000          100,000
     Additional paid-in capital                                          12,125,896       11,433,035
     Deficit accumulated during the development stage                   (13,481,149)     (11,190,791)
                                                                      -------------    -------------
                  Total stockholders' equity (deficit)                     (435,557)       1,142,222
                                                                      -------------    -------------
                      Total liabilities and stockholders' equity
                           (deficit)                                  $     456,870    $   2,084,037
                                                                      =============    =============

   The accompanying notes are an integral part of these financial statements.

                                                                                                      EDULINK, INC.,
                                                                                           dba THE LEARNING PRIORITY
                                                                                       (A DEVELOPMENT STAGE COMPANY)
                                                                                            STATEMENTS OF OPERATIONS
                                     For the Three and Nine Months Ended September 30, 2001 and 2000 (unaudited) and for the Period from January 25, 1996 (Inception) to September 30, 2001 (unaudited)

====================================================================================================================
                                                                                                       For the
                                                                                                      Period from
                                         For the                            For the                   January 25,
                                    Three Months Ended                  Nine Months Ended                1996
                                       September 30,                      September 30,             (Inception) to
                             ---------------------------------  ---------------------------------    September 30,
                                   2001              2000             2001              2000             2001
                             ---------------   ---------------  ----------------  ---------------  ----------------
                               (unaudited)       (unaudited)      (unaudited)       (unaudited)      (unaudited)
Income
   Interest                  $         3,196   $        31,585  $         23,997  $        78,548  $        143,314
                             ---------------   ---------------  ----------------  ---------------  ----------------

Expenses
   Software
     development costs               149,941         1,003,323         1,063,618        2,790,191         7,105,733
   General and
     administrative                  447,877           367,801         1,250,737        3,990,241         6,518,730
                             ---------------   ---------------  ----------------  ---------------  ----------------

Total expenses                       597,818         1,371,124         2,314,355        6,780,432        13,624,463
                             ---------------   ---------------  ----------------  ---------------  ----------------

Net loss $                          (594,622)  $    (1,339,539) $     (2,290,358) $    (6,701,884) $    (13,481,149)
                             ===============   ===============  ================  ===============  ================

Basic and diluted
   loss per share            $             -   $             -  $              -  $         (0.01) $          (0.03)
                             ===============   ===============  ================  ===============  ================

Weighted-average
   shares used in
   computation of
   basic and diluted
   loss per share                811,760,917       762,375,761       805,427,591      720,845,119       508,476,989
                             ===============   ===============  ================  ===============  ================


   The accompanying notes are an integral part of these financial statements.

                                                                                                                    EDULINK, INC.,
                                                                                                         dba THE LEARNING PRIORITY
                                                                                                     (A DEVELOPMENT STAGE COMPANY)
                                                                                      STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
                                                For the Period from January 25, 1996 (Inception) to September 30, 2001 (unaudited)

===================================================================================================================================
                                                                                                            Deficit
                                                                                   Shares                 Accumulated
                                                                                 Committed    Additional  During the
                                                           Common Stock            to be       Paid-In    Development
                                                        Shares       Amount        Issued       Capital      Stage         Total
                                                     ------------   ---------    ---------    ----------  ----------    ----------
Balance, January 25, 1996 (Inception)                           -   $       -    $       -    $        -  $        -    $        -
Sale of common stock                                   28,302,353      28,302                    594,575                   622,877
Shares issued to founders                             233,280,000     233,280                   (233,280)                        -
Shares issued for professional services                43,454,118      43,454                     (3,454)                   40,000
Shares issued for investment banking services          58,320,000      58,320                    (33,320)                   25,000
Net loss                                                                                                    (479,267)     (479,267)
                                                     ------------   ---------    ---------    ----------  ----------    ----------
Balance, December 31, 1996                            363,356,471     363,356            -       324,521    (479,267)      208,610
Sale of common stock                                   17,152,942      17,153                    414,347                   431,500
Conversion of bridge notes                              6,003,529       6,004                    168,996                   175,000
Shares issued for professional services                 2,287,058       2,287                      2,713                     5,000
Net loss                                                                                                  (2,091,226)   (2,091,226)
                                                     ------------   ---------    ---------    ----------  ----------    ----------

Balance, December 31, 1997                            388,800,000     388,800            -       910,577  (2,570,493)   (1,271,116)
Net loss                                                                                                  (1,040,237)   (1,040,237)

Balance, December 31, 1998                            388,800,000     388,800            -       910,577  (3,610,730)   (2,311,353)
Acquisition of URREA Enterprises, Inc.                259,022,500     259,023                   (259,023)                        -
Loan from stockholder contributed to capital                                                     140,403                   140,403
Common stock subscription received                                                 100,000                                 100,000
Common stock to be issued for settlement of dispute                                571,750                                 571,750
Compensation waived by officers                                                                  130,000                   130,000
Net loss                                                                                                    (153,956)     (153,956)
                                                     ------------   ---------    ---------    ----------  ----------    ----------

   The accompanying notes are an integral part of these financial statements.

                                                                                                                    EDULINK, INC.,
                                                                                                         dba THE LEARNING PRIORITY
                                                                                                     (A DEVELOPMENT STAGE COMPANY)
                                                                                      STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
                                                For the Period from January 25, 1996 (Inception) to September 30, 2001 (unaudited)

===================================================================================================================================
                                                                                                            Deficit
                                                                                   Shares                 Accumulated
                                                                                 Committed   Additional   During the
                                                           Common Stock            to be       Paid-In    Development
                                                        Shares       Amount        Issued      Capital      Stage         Total
                                                     ------------   ---------    ---------   ----------  ------------  -----------
Balance, December 31, 1999                            647,822,500   $ 647,823    $ 671,750  $   921,957  $ (3,764,686) $(1,523,156)
Common stock issued                                     2,000,000       2,000     (100,000)      98,000                          -
Sale of common stock                                  148,300,000     148,300                 7,140,450                  7,288,750
Warrants issued to officers                                                                   3,082,500                  3,082,500
Options issued to officers                                                                       87,983                     87,983
Conversion of bridge notes                              2,480,000       2,480                   121,520                    124,000
Common stock canceled                                    (225,000)       (225)                      225                          -
Common stock canceled                                    (500,000)       (500)                  (24,500)                   (25,000)
Common stock subscription received                                                 100,000                                 100,000
Common stock issued for services                          100,000         100       (5,000)       4,900                          -
Change in settlement of dispute                                                   (566,750)                               (566,750)
Net loss                                                                                                   (7,426,105)  (7,426,105)
                                                     ------------   ---------    ---------  -----------  ------------  -----------

Balance, December 31, 2000                            799,977,500     799,978      100,000   11,433,035   (11,190,791)   1,142,222
Common stock issued (unaudited)                         2,000,000       2,000     (100,000)      98,000                          -
Common stock issued for cash (unaudited)               12,000,000      12,000                   588,000                    600,000
Common stock subscription received (unaudited)                                     100,000                                 100,000
Common stock issued on exercise of warrant
     (unaudited)                                        5,717,600       5,718                     6,861                     12,579
Net loss (unaudited)                                                                                       (2,290,358)  (2,290,358)
                                                     ------------   ---------    ---------  -----------  ------------  -----------

     Balance, September 30, 2001 (unaudited)          819,695,100   $ 819,696    $ 100,000  $12,125,896  $(13,481,149) $  (435,557)
                                                     ============   =========    =========  ===========  ============  ===========

   The accompanying notes are an integral part of these financial statements.

                                                                                                      EDULINK, INC.,
                                                                                           dba THE LEARNING PRIORITY
                                                                                       (A DEVELOPMENT STAGE COMPANY)
                                                                                            STATEMENTS OF CASH FLOWS
                                     For the Three and Nine Months Ended September 30, 2001 and 2000 (unaudited) and for the Period from January 25, 1996 (Inception) to September 30, 2001 (unaudited)

====================================================================================================================
                                                                                                       For the
                                                                                                      Period from
                                         For the                            For the                   January 25,
                                    Three Months Ended                  Nine Months Ended                1996
                                       September 30,                      September 30,             (Inception) to
                             ---------------------------------  ---------------------------------    September 30,
                                   2001              2000             2001              2000             2001
                             ---------------   ---------------  ----------------  ---------------  ----------------
                               (unaudited)       (unaudited)      (unaudited)       (unaudited)      (unaudited)
Cash flows from
operating activities
   Net loss                  $      (594,622)  $    (1,339,539) $     (2,290,358) $    (6,701,884) $    (13,481,149)
   Adjustments to
     reconcile net loss to
     net cash used in
     operating activities
       Depreciation and
         amortization                  2,351                 -            11,307                -            11,307
       Common stock to
         be issued for
         software
         development
         costs                             -                 -                 -                -             5,000
       Common stock
         issued for
         professional
         services                          -                 -                 -                -            70,000
       Common stock
         issued for related
         party payable                     -                 -                 -                -           140,403
       Compensation
         waived by officers                -                 -                 -                -           130,000
       Warrants issued
         for services                      -            37,707                 -        3,132,776         3,170,483
       (Increase) decrease in
         Prepaid expenses
           and other
           current assets              7,555            13,467            (9,674)         (11,720)          (35,099)
         Deposit                           -                 -                 -           (2,198)           (2,198)
       Increase (decrease) in
         Accounts
           payable                         -                 -            (5,472)        (418,023)          757,843

   The accompanying notes are an integral part of these financial statements.

                                                                                                      EDULINK, INC.,
                                                                                           dba THE LEARNING PRIORITY
                                                                                       (A DEVELOPMENT STAGE COMPANY)
                                                                                            STATEMENTS OF CASH FLOWS
                                     For the Three and Nine Months Ended September 30, 2001 and 2000 (unaudited) and for the Period from January 25, 1996 (Inception) to September 30, 2001 (unaudited)

====================================================================================================================
                                                                                                       For the
                                                                                                      Period from
                                         For the                            For the                   January 25,
                                    Three Months Ended                  Nine Months Ended                1996
                                       September 30,                      September 30,             (Inception) to
                             ---------------------------------  ---------------------------------    September 30,
                                   2001              2000             2001              2000             2001
                             ---------------   ---------------  ----------------  ---------------  ----------------
                               (unaudited)       (unaudited)      (unaudited)       (unaudited)      (unaudited)
         Due to related
           party             $        20,274   $       (20,000) $         10,000  $       (80,000) $              -
         Compensation
           payable                         -           130,000           (50,000)         130,000                 -
         Accrued interest
           payable                     6,084            19,250             6,084           69,010            58,584
                             ---------------   ---------------  ----------------  ---------------  ----------------
Net cash used in
operating activities                (558,358)       (1,159,115)       (2,328,113)      (3,882,039)       (9,174,826)
                             ---------------   ---------------  ----------------  ---------------  ----------------
Cash flows from
investing activities
   Purchase of property
     and equipment                    (3,310)             (881)          (13,362)          (9,166)          (37,629)
                             ---------------   ---------------  ----------------  ---------------  ----------------
Net cash used in
investing activities                  (3,310)             (881)          (13,362)          (9,166)          (37,629)
                             ---------------   ---------------  ----------------  ---------------  ----------------
Cash flows from
financing activities
   Common stock
     subscription
     received                              -           525,000                 -          525,000           100,000
   Proceeds from issuance
     of bridge notes                       -                 -                 -                -           375,000
   Repayment of bridge
     notes                                 -                 -                 -                -           (50,000)
   Proceeds from
     issuance of
     common stock                    262,579           625,000           712,579        6,077,500         9,577,579
   Cost of issuance
     of common stock                       -           (12,500)                -         (126,250)         (396,873)
                             ---------------   ---------------  ----------------  ---------------  ----------------

Net cash provided by
financing activities                 262,579         1,137,500           712,579        6,476,250         9,605,706
                             ---------------   ---------------  ----------------  ---------------  ----------------


   The accompanying notes are an integral part of these financial statements.

                                                                                                      EDULINK, INC.,
                                                                                           dba THE LEARNING PRIORITY
                                                                                       (A DEVELOPMENT STAGE COMPANY)
                                                                                            STATEMENTS OF CASH FLOWS
                                     For the Three and Nine Months Ended September 30, 2001 and 2000 (unaudited) and for the Period from January 25, 1996 (Inception) to September 30, 2001 (unaudited)

====================================================================================================================
                                                                                                       For the
                                                                                                      Period from
                                         For the                            For the                   January 25,
                                    Three Months Ended                  Nine Months Ended                1996
                                       September 30,                      September 30,             (Inception) to
                             ---------------------------------  ---------------------------------    September 30,
                                   2001              2000             2001              2000             2001
                             ---------------   ---------------  ----------------  ---------------  ----------------
                               (unaudited)       (unaudited)      (unaudited)       (unaudited)      (unaudited)
Net increase (decrease)
   in cash                   $      (299,089)  $       (22,496) $     (1,628,896) $     2,585,045  $        393,251

Cash, beginning of
   period                            692,340         2,681,644         2,022,147           74,103                 -
                             ---------------   ---------------  ----------------  ---------------  ----------------

Cash, end of period          $       393,251   $     2,659,148  $        393,251  $     2,659,148  $        393,251
                             ===============   ===============  ================  ===============  ================

Supplemental
disclosures of cash
flow information

   Interest paid             $             -   $             -  $              -  $             -  $              -
                             ===============   ===============  ================  ===============  ================

   Income taxes paid         $           800   $           800  $            800  $           800  $          4,800
                             ===============   ===============  ================  ===============  ================


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

                                                                  EDULINK, INC.,
                                                       dba THE LEARNING PRIORITY
                                                   (A DEVELOPMENT STAGE COMPANY)
                                                        STATEMENTS OF CASH FLOWS

 For the Three and Nine Months Ended September 30, 2001 and 2000 (unaudited) and for the Period from January 25, 1996 (Inception) to September 30, 2001
                                                                     (unaudited)

================================================================================

Supplemental schedule of non-cash investing and financing activities (Continued) During the nine months ended September 30, 2001, the Company issued 2,000,000 (unaudited) shares of common stock for a subscription received during the year ended December 31, 2000, for cash proceeds of $100,000.








   The accompanying notes are an integral part of these financial statements.

NOTE 1 - DESCRIPTION OF BUSINESS

         EduLink, Inc., dba The Learning Priority ("EduLink"), was originally incorporated in January 1994 as a Nevada corporation under the name URREA Enterprises, Inc. ("URREA") as a development stage company. In October 1999, URREA and EduLink, Inc., a California corporation, agreed to merge, with URREA surviving the merger and the stockholders of EduLink receiving an aggregate of 7,776,000 shares of URREA common stock. At the time, URREA had no assets or liabilities and a net asset value of $0. EduLink entered into the merger in order to achieve the value of being a publicly traded company. Immediately after the merger, URREA changed its name to EduLink, Inc. (the "Company").

         Currently, the Company is engaged in the design, development, and production of an integrated Internet educational service called the "Smart Schoolhouse(TM)," which is intended to be marketed to and utilized by students, parents, teachers, and school administrators.


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

         Interim Unaudited Financial Information
         The unaudited financial information furnished herein reflects all adjustments, consisting only of normal recurring adjustments, which in the opinion of management, are necessary to fairly state the Company's financial position, the results of operations, and cash flows for the periods presented. The results of operations for the three and nine months ended September 30, 2001 are not necessarily indicative of results for the entire fiscal year ending December 31, 2001.

         The information with respect to the three and nine months ended September 30, 2001 and 2000 is unaudited.

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

         Stock-Based Compensation
         SFAS No. 123, "Accounting for Stock-Based Compensation," establishes and encourages the use of the fair value based method of accounting for stock-based compensation arrangements under which compensation cost is determined using the fair value of stock-based compensation determined as of the date of grant and is recognized over the periods in which the related services are rendered. The statement also permits companies to elect to continue using the current intrinsic value accounting method specified in Accounting Principles Bulletin Opinion No. 25, "Accounting for Stock Issued to Employees," to account for stock-based compensation issued to employees. The Company has elected to use the intrinsic value based method and has disclosed the pro forma effect of using the fair value based method to account for its stock-based compensation.

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

         Recently Issued Accounting Pronouncements
         In June 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations." This statement applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development, and/or the normal operation of long-lived assets, except for certain obligations of lessees. This statement is not applicable to the Company.

         In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." This statement addresses financial accounting and reporting for the impairment or disposal of long-lived assets. This statement replaces SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of," the accounting and reporting provisions of APB No. 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual, and Infrequently Occurring Events and Transactions," for the disposal of a segment of a business, and amends Accounting Research Bulletin No. 51, "Consolidated Financial Statements," to eliminate the exception to consolidation for a subsidiary for which control is likely to be temporary. The Company does not expect adoption of SFAS No. 144 to have a material impact, if any, on its financial position or results of operations.


NOTE 3 - CASH

         The Company maintains its cash in a bank located in California. The balance is insured by the Federal Deposit Insurance Corporation up to $100,000. As of September 30, 2001, the uninsured portions of the balances held at the bank aggregated to $293,251 (unaudited).


NOTE 4 - BRIDGE NOTES PAYABLE

         Bridge notes represent notes payable at 10% (annual percentage rate 10.47%) per annum and are currently due for payment.

NOTE 5 - COMMITMENTS

         Lease
         The Company co-leases its facility under an operating lease agreement with an unrelated third party. Future minimum lease payments at December 31, 2000 were as follows:

                  Year Ending                        Gross       Company's
                  December 31,                    Commitment      Portion
                  ------------                    ----------     ---------

                      2001 $                         106,673     $  37,335
                      2002                           106,673        37,335

                           Total                  $  213,346     $  74,670
                                                  ==========     =========

         Rent expense was $68,426, $45,576 (unaudited), and $53,731 (unaudited) for the year ended December 31, 2000 and the nine months ended September 30, 2001 and 2000, respectively.


         Employment Agreements
         In September 1999, the Company entered into five-year employment contracts with its President, its Chief Executive Officer, and its Senior Vice President that provide for a minimum annual salary, incentives, and bonuses, which are based on the Company's attainment of specified levels of sales and earnings. The annual salaries for the three officers are $150,000, $150,000, and $90,000, respectively. During the nine months ended September 30, 2001, the three officers were compensated in the amounts of $78,375 (unaudited), $112,500 (unaudited), and $67,500 (unaudited), respectively. In addition, the President and Chief Executive Officer received $180,000 (unaudited) and $140,000 (unaudited) in additional compensation, respectively, during the nine months ended September 30, 2001.


NOTE 6 - COMMON STOCK AND COMMON STOCK OPTIONS

         Common Stock
         During the nine months ended September 30, 2001, the Company issued 2,000,000 (unaudited) shares of common stock for a subscription received during the year ended December 31, 2000 in connection with a private placement.

         During the nine months ended September 30, 2001, the Company received cash for common shares subscribed amounting to $712,579 (unaudited) in connection with the December 1999 private placement memorandum. The Company issued 17,717,600 shares (unaudited) of common stock for $612,579 (unaudited) during the nine months ended September 30, 2001.

         Common Stock Options
         In August 2001, the Company adopted the EduLink, Inc. 2001 Equity Incentive Plan (the "Plan"). The Plan provides for the issuance of incentive stock options, non-statutory stock options and other equity-based awards to employees, directors, and consultants. 300,000,000 shares of common stock were reserved for issuance under the Plan. Incentive stock options may not be granted at less than 100% of the fair market value per share on the date of the grant (110% if granted to an employee who owns 10% or more of the outstanding common stock). The exercise price will not be less than 100% of the fair market value per share of the Company's common stock on the date of grant for non-statutory stock options. Options generally vest ratably over a period not to exceed 10 years from the date of grant and have a legal life of 10 years from the date of grant. In the event the holder of stock options ceases to be employed by the Company, all unvested options are forfeited.

         During the nine months ended September 30, 2001, the Company granted stock options to consultants and employees for services provided. The following describes the stock options granted under the Plan:

         o In September 2001, the Company granted 8,000,000 options to purchase shares of common stock to a consultant. These options vest as follows: 1,000,000 immediately, 1,000,000 upon officially presenting to three of the top six publishers of textbooks and educational content, 3,000,000 upon closing an overall co-marketing, distribution agreement with any one of the three publishers described in the preceding clause, 1,000,000 on November 1, 2001, 250,000 for each of the first of any agreements with any specific companies relating to licensing or acquisition of and/or right to distribute for sale multi-media education-appropriate content from publishers and other entities which own or control such content. The exercise price is $0.05 per share.

         o In September 2001, the Company granted 6,000,000 options to purchase shares of common stock to a consultant. These options vest as follows: 1,000,000 immediately, 1,000,000 upon securing participation in one pilot program in the state of Florida or Texas at the state, regional, or school district levels on or before November 30, 2001, 1,000,000 upon securing the Company's participation in each additional pilot program, 500 for each $1,000 in funds secured by the Company, as procured by the employee, for the Company's participation in the $10,000,000 grant provided by the state of Florida pursuant to its new education technology plan. The exercise price of the options is $0.05 per share.

         o In September 2001, the Company granted 10,000,000 options to purchase shares of common stock to an employee. These options vest as follows: 1,000,000 immediately, 500,000 on February 8, 2003, 1,000,000 upon consummation of the first license agreement relating to the Company's Smart Schoolhouse(TM) system, 500,000 upon consummation of each additional license agreement, 250,000 upon consummation of each endorsement, content acquisition, and portal license agreement. The exercise price of the options is $0.02 per share.

         o In September 2001, the Company granted 20,000,000 options to purchase shares of common stock to an employee. These options vest as follows: 1,000,000 on September 15, 2001, 1,000,000 on
              November 1, 2001, 1,000,000 on December 1, 2001, 1,000,000 upon consummation of each technology license agreement, 1,500,000 upon consummation of each technology license agreement between the Company and a Fortune 500 company, 3,000,000 upon consummation of each of the first five technology license agreements concluded by the Company or 4,000,000 upon consummation of each of the first three technology license agreements concluded by the Company or 5,000,000 upon consummation of the first technology license agreements concluded by the Company. In addition, the options vest as follows: 100,000 options per $1,000 of debt or equity funding provided to the Company by a person or entity procured by the employee, 100,000 options per $1,000 of net license fees received by the Company by a person or entity pursuant to a license agreement procured by the employee. The exercise price of the options is $0.05 per share.

NOTE 7 - RELATED PARTY TRANSACTION

         During the nine months ended September 30, 2001, a former member of the Board of Directors was paid $27,000 (unaudited) for consulting services provided to the Company.

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

The Company originally estimated that it needed a total of approximately $8.5 million to produce, alpha test, beta test and launch the system for the 7th and 8th grades only. The Company now intends to include all grades from 3rd through 12th as well as the home-school market, and it now estimates that it needs an additional $5.0 million through June 2002 to complete the modifications required for the system's application to the home-school market and for the 3rd through 6th and 9th through 12th grades, to license third party curriculum content for the 3rd through 6th and 9th through 12th grades, to beta test, launch and market the system for the 3rd through 12th grades up to the end of the customary school year (i.e., June 30, 2002), to complete the production of additional enabling tools, to provide the infrastructure to market and exploit the Company's technologies, and to create proprietary curriculum content for two additional grade levels, 9th and 10th. The Company has raised a total of approximately $7.95 million, net of expenses, as of September 30, 2001 towards the goal of a total $13.5 million, primarily through the private placement of its common stock.

The Company expects that expenses (including software development costs and general and administrative costs) will be approximately $6 million per year from July 1, 2002 to June 30, 2004, to create proprietary curriculum content for two additional grade levels each year, to alpha test and beta test the content so created, to produce additional software tools, to upgrade technologies to continue operations, to increase marketing activities for the Smart Schoolhouse system and to continue marketing the Company's technologies for application in markets outside of the 3rd through 12th grade U.S. education market.

Results of Operations

Three Months Ended September 30, 2001 Compared to Three Months Ended September 30, 2000

                                For the Three Months Ended September 30,
                                     2001                  2000
                                  ------------         ------------

Revenue                           $        -           $          -

Interest income                   $    3,196                 31,585

Software development costs        $  149,941           $  1,003,323

General and administrative
     expenses                     $  447,875           $    367,801

Total Expenses                    $  597,818           $ 1,371,124

Net loss                          $ (594,622)          $(1,339,539)

Revenue

EduLink is a development stage enterprise and has spent most of its efforts during the past four years in developing the proposed Smart Schoolhouse system web-based software initially for the 7th and 8th grades, and now also for 3rd through 6th and 9th through 12th grades as well as the home-school market, which is intended to be beta tested in January 2002 and launched in the Spring of 2002 following the completion of the beta test and resultant modifications to the system. Accordingly, EduLink has not generated any revenues to date. EduLink's cumulative losses from inception through September 30, 2001 were $13,481,149.

Interest income

Interest income in the three months ended September 30, 2001 and 2000 arose from investment of capital raised through the private placements of common stock.

Software Development Costs

Software development costs decreased by $853,382 to $149,941 for the three months ended September 30, 2001, from $1,003,323 for the three months ended September 30, 2000. The decrease in software development costs in third quarter of 2001 arose because the software development activities involving the core system were substantially completed with additional software development activities being deferred while analyzing results from alpha and related tests. The Company paid various consulting firms and individual contractors for the development and promotion of its web site for the Smart Schoolhouse system.

General and Administrative Expenses

General and administrative expenses increased by $80,076 to $447,877 for the three months ended September 30, 2001, compared with $367,802 for the three months ended September 30, 2000. The main reasons for the variance were lower payroll expense, higher consulting fees, lower interest expense, lower printing and reproduction costs, higher rent expenses, and higher telephone, travel and entertainment expenses, all of which are described below.

The Company's payroll and payroll related expenses decreased by $46,987 to $216,234 in the three months ended September 30, 2001 from $263,221 in the three months ended September 30, 2000. The payroll of $263,221 for the three months ended September 30, 2000 included non-cash compensation charges of $37,707 incurred in connection with the issuance of warrants for services rendered by employees during this period as compared to zero ($0) non-cash compensation during the three months ended September 30, 2001.

The Company paid $126,452 to outside consultants for increased marketing efforts during the three months ended September 30, 2001, an increase of $113,872 from $12,580 for the three months ended September 30, 2000. The Company's legal and accounting expenses increased by $13,911 to $39,390 for the three months ended September 30, 2001, from $25,479 for the three months ended September 30, 2000. The expenses were incurred for services rendered in connection with the legal and accounting services related to compliance with SEC filing requirements, and fees associated with the filing of patents and trademarks.

The Company's interest expense decreased to $6,084 for the three months ended September 30, 2001, from $19,250 for the three months ended September 30, 2000. Interest expense for the three months ended September 30, 2000 included $14,250 for interest expense on payables owed to Saatchi and Saatchi during such period. The payables were settled in January 2000 and the Company met its payment obligations during 2000; therefore, no interest expenses related thereto were accrued during the three months ended September 30, 2001.

The Company's printing and reproduction expense decreased by $4,406 to $1,334 for the three months ended September 30, 2001, from $5,740 for the three months ended September 30, 2000. The higher expenses in the 2000 period were due to printing of the Company's Form 10 Registration Statement.

The Company's rent expense increased by $3,350 to $15,892 for the three months ended September 30, 2001, from $12,542 for the three months ended September 30, 2000. The higher expense in 2001 was due to an increase in rent pursuant to its lease.

The Company's telephone expenses increased by $3,895 to $5,701 for the three months ended September 30, 2001, from $1,806 for the three months ended September 30, 2000. The higher expense in 2001 was due to an increase in telephone usage, primarily due to an increase in the Company's personnel.

The Company's travel and entertainment expenses increased by $11,373 to $23,610 for the three months ended September 30, 2001, from $12,237 for the three months ended September 30, 2000. The higher expense in 2001 was due to an increase in travel and entertainment, primarily due to an increase in the Company's personnel.

Nine Months Ended September 30, 2001 Compared to Nine Months Ended September 30, 2000

                                  For Nine Months Ended September 30,
                                     2001                  2000
                                  ------------         ------------

Revenue                          $         -            $         -

Interest income                  $    23,997            $    78,548

Software development costs       $ 1,063,618            $ 2,790,191

General and administrative
     expenses                    $ 1,250,737            $ 3,990,241

Total Expenses                   $ 2,314,355            $ 6,780,432

Net loss                         $(2,290,358)           $(6,701,884)

Revenue

EduLink is a development stage enterprise and has spent most of its efforts during the past four years in developing the proposed Smart Schoolhouse system web-based software initially for the 7th and 8th grades, and now also for 3rd through 6th and 9th through 12th grades as well as the home-school market, which is intended to be beta tested in January 2002 and launched in the Spring of 2002 following the completion of the beta test and resultant modifications to the system. Accordingly, EduLink has not generated any revenues to date. EduLink's cumulative losses from inception through September 30, 2001 were $13,481,149.

Interest income

Interest income in the nine months ended September 30, 2001 and 2000 arose from investment of capital raised through the private placements of common stock.

Software Development Costs

Software development costs decreased to $1,063,618 for the nine months ended September 30, 2001, from $2,790,191 for the nine months ended September 30, 2000. The decrease in software development costs in nine months ended September 30, 2001 arose because the software development activities involving the core system were substantially completed with additional software development activities being deferred while analyzing results from alpha and related tests. The Company also paid various consulting firms and individual contractors for the development and promotion of its web site for the Smart Schoolhouse system.

General and Administrative Expenses

General and administrative expenses decreased by $2,739,504 to $1,250,737 for the nine months ended September 30, 2001 compared with $3,990,241 for the nine months ended September 30, 2000. The decrease was mainly attributable to zero ($0) non-cash compensation charges during nine months ended September 30, 2001, as compared to $3,132,776 of non-cash compensation charges incurred in connection with the issuance of warrants for services rendered by employees during the nine months ended September 30, 2000. The other reasons for the variance were higher payroll expenses, higher consulting fees, lower interest expense, lower printing and reproduction costs, lower rent expenses, and higher telephone, travel and entertainment expenses, all of which are described below.

In nine months ended September 30, 2000, EduLink issued warrants to its officers to purchase shares of common stock at an exercise price of $0.0022. The $3,132,776 non-cash compensation charge associated with these warrants was recorded during the nine months ended September 30, 2000.

During the nine months ended September 30, 2001 the Company paid additional compensation totaling $280,000 to its officers. The Company's payroll and payroll related expenses increased by $291,085 to $677,226 for the nine months ended September 30, 2001, from $386,141 for the nine months ended September 30, 2000. In addition, payroll expenses in the nine months ended September 30, 2000 were lower because $60,000 of the salary paid to one of the Company's executive officers in that period was deemed to be the repayment of an advance previously made to the Company by such officer, and was therefore not included in the Company's payroll expense for that period.

The Company paid $188,529 to outside consultants for increased marketing efforts during the nine months ended September 30, 2001, an increase of $150,246 from the $38,283 paid during the nine months ended September 30, 2000. The Company's legal and accounting expenses increased by $11,724 to $163,944 for the nine months ended September 30, 2001, from $152,220 for the nine months ended September 30, 2000. The expenses were incurred for services rendered in connection with the legal and accounting services related to compliance with SEC filing requirements, and fees associated with the filing of patents and trademarks.

The Company's interest expense decreased to $16,084 for the nine months ended September 30, 2001, from $69,258 for the nine months ended September 30, 2000. Interest expense for nine months ended September 30, 2000 included $53,960 for interest expense on payables owed to Saatchi and Saatchi during such period. The payables were settled in January 2000 and the Company met its payment obligations during 2000; therefore, no interest expenses related thereto were accrued during the nine months ended September 30, 2001.

The Company's printing and reproduction expense decreased by $29,629 to $3,589 for the nine months ended September 30, 2001, from $33,218 for the nine months ended September 30, 2000. The higher expenses in the 2000 period were due to printing of the Company's Form 10 Registration Statement.

The Company's rent expense decreased by $8,155 to $45,576 for the nine months ended September 30, 2001, from $53,731 for the nine months ended September 30, 2000. The higher expense in 2000 was due to payment of arrears of rent.

The Company's telephone expenses increased by $10,230 to $17,563 for the nine months ended September 30, 2001, from $7,333 for the nine months ended September 30, 2000. The higher expense in 2001 was due to an increase in telephone usage, primarily due to an increase in the Company's personnel.

The Company's travel and entertainment expenses increased by $35,382 to $86,944 for the nine months ended September 30, 2001, from $51,562 for the nine months ended September 30, 2000. The higher expense in 2001 was due to an increase in travel and entertainment, primarily due to an increase in the Company's personnel.

Liquidity and Capital Resources

Since 1996, EduLink has financed its working capital needs through capital contributions by stockholders, private placement of common equity and bridge loans. As of September 30, 2001, the Company had cash of approximately $393,251. Cash used in operations was $2,328,113 for the nine months ended September 30, 2001, $558,358 for the three months ended September 30, 2001, and $9,174,826 from inception through September 30, 2001. Cash used in operations during each of these periods was primarily for expenses related to the design and development of computer software and general and administrative expenses. Since 1996 and through September 30, 2001, the Company has raised approximately $9,677,579 through private placements of common stock and seed capital from one of the Company's executives, and approximately $325,000 through bridge loans.

In August and November 2000, the Company amended its employment contracts with its President, its Chief Executive Officer, and its Senior Vice President. The amendments terminated the issuance of warrants exercisable to purchase an aggregate of 17,152,950 shares of common stock that were issuable to each of the officers upon completion of each of the build-out elements, the beta test, and the national launch of the proposed Smart Schoolhouse system. In consideration for the warrant termination, the Company agreed to pay $50,000 each to its President and its Chief Executive Officer, and $30,000 to its Senior Vice President. In addition, the President and the Chief Executive Officer will each receive an additional $150,000 during 2001, of which $50,000 was paid to each officer in January 2001, with the remainder payable at the rate of $10,000 per month for ten consecutive months commencing February 1, 2001. Pursuant to these arrangements each officer has received $130,000 through September 30, 2001, and will receive an additional $10,000 per month through November 2001.

As indicated above under the caption "Overview," the estimated cost of EduLink's development program and its projected expenses over the next twelve months will exceed its current cash resources. EduLink anticipates that it will need to raise an additional $5.0 million of capital in order to meet its anticipated cash requirements through June 30, 2002, to complete modifications, beta test, initiate the planned Spring 2002 launch of the Smart Schoolhouse system for the 3rd through 12th grades, and market the system through the end of the customary school year (i.e., June 30, 2002). However, changes in the Company's development program or other changes affecting operating expenses could alter the timing and amount of expenditures and therefore the amount and timing of when the Company will require additional capital and how much additional capital it will require. EduLink currently plans to raise sufficient additional capital through private placement of its common stock and/or private placement of debt or preferred stock convertible into its common stock to meet its ongoing cash needs, until such time as its business generates cash flow sufficient to fund its operations. However, the additional capital the Company requires may not be available on acceptable terms or at all. If the Company cannot obtain adequate funding, it could be required to significantly curtail or even shut down its operations.

PART II. OTHER INFORMATION


Item 6. Exhibits and Reports on Form 8-K.

(a)      Exhibits:

            Exhibit           Description

              99                Press Release dated November 8, 2001.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned on its behalf by the undersigned thereunto duly authorized.

                                        EDULINK

Date: November 14, 2001                 By: /s/ Michael Rosenfeld
                                            ------------------------------------
                                            Michael Rosenfeld
                                            Chief Executive Officer
                                            (On behalf of the registrant and
                                               as principal financial officer)

                                  EDULINK, INC.

                        Exhibit Index to Quarterly Report
                      On Form 10-Q for the Quarterly Period
                            Ended September 30, 2001


         Exhibit                   Description

          99                        Press Release dated November 8, 2001.