Form 10-K405
period 2001-12-31
EDULINK INC
filed 2002-04-01
CIK 1023008

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

                  Annual Report Pursuant To Section 13 Or 15(d)
                     Of The Securities Exchange Act Of 1934
                   For the fiscal year ended December 31, 2001

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

As of March 26, 2002, 821,695,100 shares of Common Stock were outstanding, and the aggregate market value of the Common Stock (based upon the closing price of $0.0068 per share on the OTC Bulletin Board on March 26, 2002) held by non-affiliates was approximately $2,907,590.

                                TABLE OF CONTENTS

                                                                            Page


PART I
  Item 1.    BUSINESS..........................................................3
             RISK FACTORS.....................................................16
  Item 2.    PROPERTIES.......................................................20
  Item 3.    LEGAL PROCEEDINGS................................................20
  Item 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS..............20

PART II
  Item 5.    MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
             STOCKHOLDER MATTERS..............................................21
  Item 6.    SELECTED FINANCIAL DATA..........................................22
  Item 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
             AND RESULTS OF OPERATIONS........................................23
  Item 7A.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.......27
  Item 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA......................27
  Item 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
             AND FINANCIAL DISCLOSURE.........................................27

PART III
  Item 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT...............28
  Item 11.   EXECUTIVE COMPENSATION...........................................29
  Item 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
             MANAGEMENT.......................................................32
  Item 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS...................32

PART IV
  Item 14.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS
             ON FORM 8-K......................................................33


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

       In October 1999, URREA and EduLink agreed to merge, with URREA surviving the merger and the stockholders of EduLink receiving an aggregate of 7,776,000 shares of URREA common stock. At the time, URREA had no assets or liabilities and a net asset value of $0. EduLink entered into the merger in order to achieve the value of being a company whose common equity is traded on the OTC Bulletin Board, including obtaining liquidity for its shareholders.

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

Our Services

       We are currently engaged in the design, development and production of a web-based integrated learning content management and delivery system, with its first application consisting of an integrated educational service, called the EduLink "Smart Schoolhouse," which is intended to be marketed to and utilized by students, parents, teachers and school administrators. In connection with the design and development of this system, we have also developed and produced certain proprietary software, which is discussed more fully below. The Smart Schoolhouse system will include:

o a comprehensive school information and content management and communications system; and

o standards based and nationally recognized 3rd through 12th grade curriculum with appropriate instructional strategies and student assessment. It is intended that this service will be utilized by four separate categories of end users: students, parents, teachers, and school administrators. The total service will be provided to schools over the Internet. The total service will include a premium service that provides access to certain designated software tools, special pay-per-view events and specifically designated content. The service provided to schools will also be provided to homes without charge, except that we plan to charge schools and homes nominal fees for the premium service.

       From July 1996 through approximately April 1998, we developed an initial business plan for the Smart Schoolhouse system, built a prototype website, produced a limited number of educational content lesson plans and developed an initial template to construct educational content. After April 1998, we revised the business plan for the Smart Schoolhouse system, redeveloped the structure and methodology for building interdisciplinary and interactive lessons.

       In the third quarter of 2001, we completed the design, development and production of the material elements of the learning content management and delivery system. The system combines instructional content and school information with an integrated communications system that together deliver the content and information across the Internet to the web-based users. Our website is the key to our delivery system. The website serves as a user portal or gateway to the Smart Schoolhouse system. The system relates to each element as a separate object stored on our dedicated servers. The software architecture has three tiers. They are:

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

       The current status of the development of our proposed products and services is set forth below in the section entitled "Current Status of our Proposed Products and Services."

       The Company originally estimated that it needed a total of approximately $8.5 million to produce, alpha test, beta test and launch the system for the 7th and 8th grades only. The Company subsequently (in August 2001) determined that to successfully launch the system, it was necessary to include all grades from 3rd through 12th as well as the homeschool market, and the Company therefore also needed to license and make third party content available through its system. The Company estimated that it needed an additional $5 million through June 2002 to complete the modifications required for the system's application for the entire 3rd through 12th grades and to the homeschool market, to license and integrate third party content, to complete production of additional enabling tools, to create proprietary curriculum for two additional grade levels, to launch the system and conduct marketing activities up to the end of the customary school year (i.e., June 2002), and to provide the infrastructure to market and exploit the Company's technologies outside of the grade 3-12 education market. Therefore, taking into account the revised capital requirements, the Company estimates it needs to raise a total of $13.5 million, of which it had raised a total of $8,062,578, net of expenses, as of September 30, 2001, primarily through the private placement of its Common Stock. As of December 31, 2001, the Company had raised only $200,000 of the additional $5.5 million in capital it needed, and had not completed the modifications required for the system's application for the 3rd through 12th grades, the production of additional enabling tools, the license of additional third party curriculum content, or the completion of the infrastructure to exploit its technologies outside of the grade 3-12 education market. The Company intends to raise the additional $5.2 million in capital it needs to complete those modifications and enabling tools and to beta test the system while working with various school districts, school district alliances and/or State Departments of Education. Concurrently, the Company intends to obtain additional content from educational publishers, universities and other content providers and to launch the system upon the start of the next customary school year (i.e., August-September 2002), as well as to create the infrastructure to market and exploit its technology in other markets.

       The Company raised $8,262,578, net of expenses, as of December 31, 2001, toward the goal of a total of $13.5 million, primarily through the private placement of its common stock.

       The Company now expects that expenses (including software development costs and general and administrative costs) will be approximately $6 million per year from September 1, 2002 to August 31, 2004, to create proprietary curriculum content for two additional grade levels each year, to license additional third party curriculum content, to produce additional software tools, to alpha test and beta test the content so created and the tools so produced, to upgrade technologies, to continue operations, to provide necessary support and maintenance services to licensees, to increase marketing activities for the Smart Schoolhouse system and to continue and increase development, marketing and support activities relating to the Company's technologies for application in markets outside of the 3rd through 12th grade U.S. education market.

Smart Schoolhouse System

       We anticipate that the proposed Smart Schoolhouse system will provide:

       o Content Created and Proprietary to EduLink: A 3rd through 12th grade public and private school curriculum for schools in the United States packaged in units. A unit is a body of information that covers a defined topic. For example, in United States history, there may be a unit on the settling of America. Each unit will consist of approximately 14 lessons (with each lesson including 10 activities) and four inquiry-based problems. Each two grade levels will require approximately 10 units. Activities are the series of tasks or assignments which follow each lesson. Lessons are the discrete elements into which units are segmented. They cover detailed information regarding one aspect of a unit and cover material in history, math, science and literature.

              This curriculum will be structured in an interdisciplinary manner, encompassing two or more forms of content disciplines (for example, a history unit involving the California Gold Rush may have embedded in it a math lesson using weights and measures, a science lesson involving geologic formations and an English lesson exploring the writings of Bret Harte), cross-age, meaning combining the curriculum content to fit the needs of two grades, such as 7th grade 13 year old students with 8th grade 14 year old students (for example, although 8th graders typically study U.S. History and 7th graders typically study World History, the EduLink cross-age curriculum explores the peopling of the Americas through a review of not only the events in the Americas which brought the Bering Land Bridge nomads, European explorers and West and Central Africans together, but also through a review of the cultures from which these people came, with lessons on the European Renaissance, the Protestant Reformation, African myths and traditions, and Native American agriculture). Our graphical design engineers and database engineers have standardized the icons and information flows inside the user screens. The targeted users for this service are students, parents and teachers.

              Two-minute video teasers will introduce the curriculum units. Our content engineers have written descriptions of the video teaser segments as introductions to the first six units of the 7th and 8th grade curriculum, and the first two teasers have been provided. The targeted users for this service are teachers, students and parents.

       o      Educational Curriculum Content Licensed for Distribution to
              EduLink: 3rd-12th grade materials organized as units of instruction, books, lessons, activities, problems, assessment, images; news feeds and audio. This content will be aligned whenever possible to National or State content Standards. National Content Standards refers to the guidelines and educational standards and curriculum frameworks recommended by several organizations focused on education, including: the National Council of Teachers of English, the California Language Arts Content Standards, the National Center for History in the Schools, the National Center for History Standards, the National Geography Alliance, the American Association for the Advancement of Science, the Center for Research on Evaluation, Standards and Student Testing, the National Council of Teachers of Math, and the Council for Basic Education.

       o The integration of quality multi-media educational content in a web-based environment. "Multimedia content" means content which incorporates text, photos, audio, video and/or animation. Multimedia content can include public domain material, or proprietary material which requires the securing of a license, such as archived audio, video, still pictures and data from nationally recognized content organizations like National Geographic, CNN and Reuters. EduLink has had discussions regarding licensing arrangements with National Geographic, CNN and Reuters, but no long-term licensing agreements have been reached. EduLink does not intend to develop or create its own multimedia content, nor does it intend to compile an index of websites containing multimedia content. However, all multimedia content proposed to be utilized will be hosted by EduLink inside the proposed Smart Schoolhouse system.

       o A means to enhance student collaboration through the Internet either at home, via a computer with Internet access, or at school, via a computer with Internet access. Collaboration, in this context, means that students from different physical locations can assist each other in working out assigned problems by utilizing their access to the proposed Smart Schoolhouse system via the Internet, and the "Chat" areas within the proposed Smart Schoolhouse system, inclusive of the Virtual Labs and the Cognitive Mapping Tool, meaning areas which allow for communications by typing messages in designated spaces.

       o A comprehensive information management and communication service with programs uniquely tailored to school, teacher, student and parent needs, such as an electronic filtered 24-hour daily news feed; Edu-Chat rooms (on-line chat areas), free Edu-Mail (on-line E-Mail) with encryption functions limited for use by subscribers to the System, a calendar of events, schedules and announcements. Our content and database engineers have written the specifications and have completed the initial web-based engineering which will allow for the build-out for this service. The targeted users for this service are students, parents, teachers and school administrators.

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

              o The Content Editor Tool, which is a teacher authoring tool kit (inclusive of a web-based lesson design template) to publish teacher created lessons inside the proposed Smart Schoolhouse system. Our database engineers have designed, developed and produced the Content Editor Tool and it has undergone alpha testing. A teacher authoring tool means a software tool which allows a teacher to gather digital data (inclusive of multimedia content) from various locations and formats in a user-friendly manner, so as to create and/or edit lesson plans. In order to utilize portions of any material which is not stored within the Smart Schoolhouse system, together with portions of lessons, activities or other material stored within the Smart Schoolhouse system, the teacher must place that outside material inside the proposed Smart Schoolhouse system (meaning inputting the text thus converting it to a digital format). The targeted users for this service are teachers.

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

              o An educational system that is adaptable to a worldwide educational audience. The proposed Smart Schoolhouse system is adaptable to a world wide educational audience because its targeted users, i.e., students, parents, teachers and schools, have universal educational characteristics. The curriculum structure can be made specific to a country's educational requirements. The structure of the proposed Smart Schoolhouse system can be used in any country, but the educational content must be created or obtained specifically so as to satisfy the language and educational requirements of the country in question. EduLink has no expertise in terms of non-U.S. educational content; thus, in order to bring the proposed Smart Schoolhouse system to other countries, EduLink must form alliances with entities based in the particular country, which have the expertise necessary to create the appropriate educational content and which will provide the funds required to create the applicable educational content. EduLink currently is negotiating with one entity for purposes of expanding the proposed Smart Schoolhouse system to a country outside of the U. S. The targeted users for this service are administrators, teachers, parents and students of the applicable foreign country.

Our Proprietary Software

       Our proprietary software includes our delivery and content management system and our tools. We have one patent claim pending with the U. S. Patent and Trademark Office for "System and Method For Developing Instructional Material Using a Content Database" (our Content Editor), and have one additional patent claim filed "System and Method for Automating a Purchase Approval Process". Our delivery system and content management includes:

       o our content server, consisting of EduLink's proprietary data model and a licensed database known as Structured Information Management, or SIM;

       o an authoring system, consisting of the Company's Content Editor Tool with use of the licensed XMETAL product from SoftQuad;

       o a rendering engine, consisting of the Company's style and content composition software; and

       o      our form generator.

       This system may be easily adapted for use in many information intensive applications, both within and outside of education markets.

       We have designed and developed the following software tools for use in the Smart Schoolhouse system: the Content Editor Tool, Cognitive Mapper, Map Maker, Crossword Puzzle Builder, Integrated Working Environment, Teacher/Student/Parent Planner, 3-D Virtual World, Chart Maker, Math Plotter, Virtual Microscope, Calculator, Homework Builder/Grader, Student Portfolio, Test Generator and Progress Report Generator. Software tools which have been designed but not yet developed include Study Pal, School Store Query, Master Scheduler, Essay Grader, Speed Reader and Remediation Tool.

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

       Teachers can encourage students to interact and collaborate via the proposed Smart Schoolhouse system by explaining orally in the classroom, or in writing through e-mail or individual chat sessions or group chat sessions in chat rooms. Teachers can use this proposed Smart Schoolhouse system to assess student performance by observing the student's work while using the Cognitive Mapping and Inquiry Step tools, and this assessment can be accomplished by reviewing the student's work after completion (it will be stored) or by reviewing the Student's work "real time," i.e., while in progress, which therefore enables the teacher to collaborate with the student while in the problem solving process. It is anticipated that a teacher/student collaboration will include e-mails, individual chat sessions, group chat sessions and other interactive collaboration within the Virtual Lab environment. EduLink intends to save teachers' time in some areas (i.e., by the use of electronic essay graders, use of the system's lessons and activities) while causing them to expend some of the time saved in other areas (such as those that are designed to promote critical thinking and assessment of thinking skills). A teacher will be able to "pick and choose" from the services offered in that a teacher can, for example, opt to communicate with parents via the proposed Smart Schoolhouse system or elect not to do so; a teacher can use one, more than one or none of EduLink's lessons and activities within a unit in the classroom; a teacher can use traditional curriculum textbook material while also using related EduLink lessons, activities or Virtual Lab inquiry-based problems as a supplement. The proposed Smart Schoolhouse system is not intended to replace traditional curriculum, but rather to be used by teachers as an additional asset to draw from. Moreover, even if the proposed Smart Schoolhouse system is accepted into a school it does not mean every teacher within that school will desire or be given the opportunity to access the proposed Smart Schoolhouse system; and EduLink assumes that, initially, those teachers within an EduLink affiliated school who have technological awareness will be more likely to desire and be given the opportunity to use the system in the classroom. It is the school, through administrators (usually with guidance from teachers) that will elect to affiliate with EduLink, and because EduLink is not attempting to replace the traditional curriculum, no formal adoption of the proposed Smart Schoolhouse system's curriculum is required.

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

       The proposed Smart Schoolhouse system, and all of the elements to be designed for student use, inclusive of applicable tools, will be structured so that it can be used by all age groups (i.e., 3rd graders through 12th graders) but the curriculum content itself and the language appearing within the proposed Smart Schoolhouse system to direct the student's use of the various components of the proposed Smart Schoolhouse system (including the tools) will be made age appropriate.

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

Delivery of and Access to the Smart Schoolhouse System

       It is intended that school administrators, teachers, students and parents will access the Smart Schoolhouse system website through desktop computers using his or her personal account. Within each end user group, a member of the particular group will only have access to certain information and services. For example, students will receive access codes allowing them access to the curriculum services, but not to the grades or records of other students. Only a student's teacher and school administrator will have such access. Each end user will have a personal identification code, which will allow them access to their private information.

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

Current Status of Our Proposed Services and Products

       Smart Schoolhouse System

       EduLink has conducted alpha tests and now expects to beta test the Smart Schoolhouse system for the 3rd through 12th grades and the home schooling market in Summer of 2002, and to launch the service for the 3rd through 12th grades and the home schooling market in September 2002 following the completion of the beta test and resultant modifications to the system, if any. The launch will incorporate our proprietary 7th and 8th grade curriculum content, as well as other curriculum content licensed from third parties for the remainder of grades 3 through 12. EduLink additionally intends to commence the creation of proprietary curriculum content for the 9th and 10th grades prior to the anticipated September 2002 launch. Thereafter, EduLink intends to create, test and launch additional proprietary curriculum content for two additional grades (e.g., 5th- 6th and 3rd- 4th) each succeeding twelve month period.

       The technology consultants we have hired, Science Applications International Corporation, have designed and built the material elements of the EduLink architecture and the delivery and content management system, and have completed the design, development and production of the material aspects of numerous software tools, including the following tools: Content Editor Tool; Cognitive Mapping Tool; Map Maker Tool; 3-D Virtual World Tool; Virtual Microscope; Crossword Puzzle Builder; Chart Maker Tool; Math Plotter Tool; Progress Report Generator; Teacher/Student/Parent Planner; Calculator; Homework Builder/Grader Tool; Student Portfolio; and Test Generator. In addition, we have completed the design for, and expect to continue development of, the following tools: Study Pal; Speed Reader Tool; Essay Grader Tool; Smart Technology for Remediation; Master Scheduling Tool; and School Store Query Tool.

       The software relating to the Smart Schoolhouse system's information and communication system (i.e. e-mail, chat, schedules, school store) has been designed by our technology engineers but not yet integrated. The graphics within the Smart Schoolhouse system are also being designed by SAIC and we have completed the initial graphics relating to the student, teacher, parent and administrator desktops, and the 7th and 8th grade proprietary curriculum as well as the graphics associated with the completed software tools described above. Over 5 of the 10 units of the proprietary curriculum content for the 7th and 8th grades (units, lessons, activities, inquiry based problems) have been created by our content design team. We have also received third party U. S. History educations content from the University of California at Los Angeles as well as a limited amount of news feeds from Reuters and delivered this to SAIC for incorporation into the system.

       Proprietary Software

       In addition to the software tools which have been designed, developed and produced, the design and development of the material elements of our system architecture and our delivery and content management system have been completed, and these elements provide for the following functionalities:

       o The Learning Content Management System understands and captures the environment in which its users interact. The system defines each of the objects which the system represents, and the relationships between and among each of these objects in a way that represents the real world. The XML Data Type Definition defines each of the objects specifically or generally. Users, generally have access to similar information. However, Teachers must have a relationship to a class where their role is a Teacher. A Student is a person who participates in a class as a pupil. The system registers users as Students, Teachers, and Parents not for the benefit of the system, but for the benefit of the users who need and want information presented to them in a certain way. Telling the system "I am a Student" will not necessarily make a user a Student. It will give the user a Student view of the information and expose the user to the Student's learning process. A Student and a Parent can create a class and in effect become a Teacher. With self-study also being part of the system, a Home Study Parent can easily use the system to educate that Parent's child.

       o The Learning Content Management System provides teachers with a multi-tiered approach to managing educational information or content. The system has the ability to store, search, browse categories, view, author, and re-purpose educational information or content. The system is designed to rapidly use and re-purpose content which can then be presented by teachers to their students in the form of activities, lesson plans, or units. The main features of the system are as follows:

       o Storage: The system manages and stores text intensive information. This textual information can be broken or indexed according to categories. In addition to documents, the system also stores and indexes web sites, video files, images, and audio files.

       o Search: Content within the system can be searched at a number of levels. Teachers can search for information using keywords, phrases, or categories. The search capability allows them to narrow their criteria, meaning narrow the search to a combination of words in the same sentence or paragraph, not just within the same document. Searching by category can further refine the criteria. Categories of information or materials can include, among other things, articles, research papers, contracts, e-mail, news or lessons. The same refined search functionality is available to the teacher for web sites, images, video clips, audio files, and other items. Content from external sources can be imported and searched from the system. Using the Content Editor, teachers can import content from external web sites and store the content within the system.

       o Retrieval: The search results display the document name with a portion of the text containing the keyword or phrase. Teachers are able to hyperlink and view the entire text of the document. Keywords or phrases given as search criteria are highlighted in the documents contained in the search results. The keyword or phrase is indicated in red, while the sentence is highlighted in blue. All occurrences of the keyword or phrase are highlighted through out the document. The first place either the keyword or phrase appears in the document will be initially displayed to the teacher. This eliminates the need to browse through a lengthy document to search for the highlighting.

       o Re-purposing /Authoring: The system's Content Editor assists the teacher (or any user) in re-purposing content initially searched for and retrieved. The Content Editor gives the teacher a view of the basic document (i.e., an activity, a report, manual, brief, contract, or lesson) and icons representing different types of resources that might be added to the document. Resources are simply different types of information such as articles, contracts, website links, research reports, video clips, images or tasks. The teacher determines the type of resource(s) desired, then drags and drops the appropriate icon to the text. If an existing resource is desired, the teacher may implement the system's search functionality. The search will automatically categorize according to the type of resource. The teacher will then be able to preview and insert the resource into the text of the document. The resource will be inserted where the teacher dropped the icon. New resources or content can also be created with the use of templates. Templates provide the teacher with an easy-to-follow outline of expected information, based upon pre-determined standards. When a teacher re-purposes information or changes a resource previously included within a document and once the modified information or resources have been stored in the system, it becomes subject to the system's search.

       o Security/Delivery/Rendering/Tracking: The system has built in controls and security. All teachers must register with the system and at that time the new registrant's type will be established. There are different levels of user types and a user's ability to access certain information and functionalities will depend on the user type. To gain access to certain information, a student must join a group. Access into a group must be requested and only the group's creator can confirm acceptance. A group can consist of one member or any number of members. Once a student has gained group acceptance, the group's information and response requests become visible to that student. This process ensures order and structure and prevents open access to specific group information. The student's view is dynamically updated to include current group information. Manual configuration is not required. The teacher is able to communicate and exchange documents with all the members of the group. The group's creator is able to view responses and track group members not responding. As new information or documents become available, the student's view is updated.

Marketing

       Smart Schoolhouse System

       EduLink plans to market the proposed Smart Schoolhouse system to public and private schools throughout the United States and to homes with school-aged children. In addition, EduLink intends to market the proposed Smart Schoolhouse system to a worldwide market and outside the core 3rd through 12th grade market. EduLink intends to reach schools and homes by several methods, including direct sales, alliances with companies that have a substantial regional and national presence in school and/or home markets (such as local telephone companies, cable companies, computer companies local marketing companies and internet service providers), cross promotion with companies attempting to reach demographics similar to those of EduLink, and public relations activities that will illustrate the academic value of EduLink's content.

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

       The type of alliances EduLink envisions include co-branding agreements with well known portals such as Yahoo; bundling agreements with computer companies like Dell and telcos like Verizon; co-promotional agreements with sponsors and advertisers which provide promotional material about EduLink through the distribution of their own products or within their own environment, such as Pepsi Cola and Wal-Mart. The companies used in the previous sentence are examples of the type of alliances EduLink envisions; EduLink does not currently have any alliance or agreement in place with any of these companies.

       Current Status - Marketing The Smart Schoolhouse System

       EduLink has concluded a co-marketing alliance with SAIC and is currently working with Sun Microsystems to market Sun Microsystems-developed education portals, incorporating the core elements of our Learning Content Management System. Joint presentations have been made by Sun Microsystems and EduLink to Florida's Department of Education and Florida's Rural Learning Alliance, and we are continuing discussions with these entities.

       Application Outside of the Education Markets

       EduLink believes that its proprietary software technology, particularly the content management and interface aspects, can be used in any number of applications outside of the grade 3-12 education market. We contracted with Cap Ventures, a consulting firm with specialized expertise in content and knowledge management software, to prepare a business plan for us. The business plan was completed and delivered. We have prepared a PowerPoint demo for presentation of our core content management system to markets outside of the grade 3-12 education market. We have commenced discussions with a number of software and technology companies to explore structures, such as licenses or joint ventures, as well as to a number of potential licensees, including governmental entities and higher education institutions.

Potential Sources of Revenue

       Smart Schoolhouse System

       If EduLink is able to fully develop and market the proposed Smart Schoolhouse system, it expects to derive revenue from one or more of the following sources:

       o      Fees from schools;

       o      Home subscriptions for premium services and tools;

       o      Tutorial services;

       o Transactional revenue from the school store and links to other websites;

       o Traditional corporate advertising within the commercial zones of the Smart Schoolhouse system;

       o Corporate sponsorship in various forms, including corporate underwriting;

       o Distribution fees from the proprietors of content and software distributed through the system;

       o      International franchises of the proposed Smart Schoolhouse system;
              and

       o      Federal grants.

       Applications Outside of the Smart Schoolhouse

       If EduLink is able to market its proprietary software for application outside of the grade 3-12 education market in the United States, we expect to derive revenue from licensing fees, maintenance fees and in-service training fees as a result of issuing licenses directly to enterprises or from licensing activities generated by resellers or joint ventures that could be formed with software, hardware or other technology companies and/or telecommunication companies, among others.

Competition

       The market for companies providing educational related materials is highly and intensely competitive. EduLink will be in direct competition with companies with significantly longer operating histories, significantly greater financial, technical, product development and marketing resources, greater name recognition and larger customer bases than that of EduLink. Competitors of EduLink include education curriculum software companies such as Blackboard, Big Chalk, Net Schools, WebCt, Edscape Corporation, Lightspan Networks, Inc., Softkey International, Inc., National Education Corporation, Davidson and Associates, Inc., Scholastic Corporation, Broderbund Software, Inc., Knowledge Adventures, Inc., Jostens LLC, PBS Mathline, CTB McGraw Hill, Net School/ACTV Inc., e Schooland, and CCC, Inc. Moreover, other entities not currently in this industry may in the future attempt to launch a business similar to or identical to that of EduLink's. EduLink's competitors may develop products comparable or superior to those developed by EduLink, adapt more quickly than EduLink to new technologies, evolving industry trends or customer requirements, or devote greater resources to the development, promotion and license of their products than EduLink. Accordingly, there can be no assurance that competition will not intensify or that EduLink will be able to compete effectively in its proposed market. However, to EduLink's knowledge, there are no other companies currently engaged in the business of providing all of the various elements of the proposed Smart Schoolhouse system from a single system, which EduLink intends to provide. There are various software companies that are providing organizational information between teachers and administrators, but we are not aware of any company currently providing organizational information between parent and teacher, parent and student, teacher and student, parents and administrators, and student and administrator, inside one system. EduLink does not believe it will be in competition with companies that provide extra curriculum games that are designed to be educational because EduLink's content is focused on a national standards based curriculum that relates directly to history, math, science and literature.

Employees

       As of December 31, 2001, EduLink had three employees, Michael Rosenfeld, Dr. Ronald Rescigno and Ian Rescigno. The Company entered into employment agreements with each of the foregoing full-time employees on September 1, 1999, which agreements provide as follows:

       Ronald Rescigno has been employed as President of EduLink since September 1, 1999, and his employment agreement runs through December 31, 2004. Compensation originally equaled $150,000 per year (the monthly pro-rata compensation from September 1 - December 31, 1999 was waived), plus a bonus equal to the greater of 10% of the Net Pre-Tax Profits or 10% of the Net Cash Flow of EduLink computed annually, but not to exceed an amount equal to $300,000 for each of the calendar years 2000 and 2001 and $450,000 for each of the calendar years 2002, 2003 and 2004; in addition, Dr. Rescigno is entitled to four weeks vacation, annually, fifteen paid sick days annually, and insurance benefits. The agreement also originally provided that warrants to purchase

5,717,650 shares of EduLink's common stock at $.0022 per share were to be issued to Dr. Rescigno upon completion of each of the Design Phase, the Build-Out Elements, the Beta Test and the National launch of the proposed Smart Schoolhouse system for the 7th and 8th grades. These warrants were to vest ratably over 7 years from the date of issuance. In 2000, following the issuance of warrants for completion of the Design Phase but prior to the issuance of any of the remaining warrants, the agreement was amended to eliminate the right to receive the remaining warrants in exchange for $50,000 additional salary in 2000 and a base salary of $300,000 in 2001. Dr. Rescigno must devote all of his work efforts to EduLink, Inc. for the term of his employment agreement.

       Michael Rosenfeld has been employed as Chief Executive Officer of EduLink since September 1, 1999, and his employment agreement runs through December 31, 2004. Compensation originally equaled $150,000 per year (the monthly pro-rata compensation from September 1 - December 31, 1999 was waived), plus a bonus equal to the greater of 10% of the Net Pre-Tax Profits or 10% of the Net Cash Flow of EduLink computed annually, but not to exceed an amount equal to $300,000 for each of the calendar years 2000 and 2001 and $450,000 for each of the calendar years 2002, 2003, and 2004; in addition, Mr. Rosenfeld is entitled to four weeks vacation, annually, fifteen paid sick days, annually, and insurance benefits. The agreement also originally provided that warrants to purchase 5,717,650 shares of EduLink's common stock at $.0022 per share were to be issued to Mr. Rosenfeld upon completion of each of the Design Phase, the Build-Out Elements, the Beta Test and the National launch of the proposed Smart Schoolhouse system for the 7th and 8th grades. These warrants were to vest ratably over 7 years from the date of issuance. In 2000, following the issuance of warrants for completion of the Design Phase but prior to the issuance of any of the remaining warrants, the agreement was amended to eliminate the right to receive the remaining warrants in exchange for $50,000 additional salary in 2000 and a base salary of $300,000 in 2001. Mr. Rosenfeld may render outside services so long as it does not interfere with his obligation as an officer of EduLink.

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

       Since our inception, we have generated no revenues. We do not anticipate generating revenues until our Smart Schoolhouse system is launched, which is currently anticipated to be in September 2002. However, if our Internet educational services are not accepted and adopted by a significant number of school districts and schools we will not generate significant revenues or become profitable. As of December 31, 2001, our accumulated deficit was $14,102,358. For the fiscal years ended December 31, 1999, 2000 and 2001, the report of our independent certified public accountants contained a going concern qualification. We expect to continue to experience significant operating losses in the future as we continue our development efforts. Our future losses could cause the market value of our common stock to decline.

We Will Need Additional Capital In The Future To Support The Final Development And Launch Of Our Smart Schoolhouse System, And To Fund Our Capital Needs After The Launch, And If We Do Not Have Available Financing We Could Have To Curtail Our Operations

       Our current cash resources will not be sufficient to meet our requirements for the next 12 months. We are not currently generating revenues to fund our ongoing operations and, even if we use all of our current cash resources, we might not be able to fund our ongoing basic cash requirements after June 30, 2002.

       We currently anticipate that $5.2 million will be needed to complete modifications to the system for application to the home school market and the 3rd through 6th and 9th through 12th grades, to license third-party curriculum content, complete the alpha and beta testing of our Smart Schoolhouse system for grades 3 through 12, to complete the development of additional enabling tools, to create curriculum content for the 9th and 10th grades, to engage additional managerial, marketing and staff personnel, and carry through the rescheduled September 2002 launch. Additionally, following the launch of the system in 2002, we currently anticipate the need for an additional $6 million per year thereafter to fund continuing operations, upgrade existing content, upgrade technology, and produce additional content, beta test and launch additional grade levels for our Smart Schoolhouse system. During the year ended December 31, 2001, we used $5,391,439 million in our operating activities. Changes in our development program or other changes affecting our operating expenses could, however, alter the timing and amount of our expenditures and when we will require additional funding. The additional funding we require may not be available to us on favorable terms or at all. If we cannot obtain adequate funding, we could be required to significantly curtail or even shut-down our operations.

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

       We are currently developing our Smart Schoolhouse system for the 3rd through 12th grades and the home school market, with initial or "alpha" testing among a limited user group completed as of December 2001. The second or "beta" round of testing among a wider group that includes more "real world" users is now intended to begin in the Summer of 2002, and we expect it to be completed prior to the anticipated September 2002 commercial launch of the 3rd through 12th grade and home school portions of the Smart Schoolhouse system. Additionally, we intend to create proprietary curriculum content for two or more additional grades each succeeding school year. However, this schedule assumes that the alpha and beta tests do not reveal significant defects or faults in the system. If significant defects or faults are found, EduLink may not be able to meet this schedule, which would delay the commercial launch and therefore delay the generation of revenue. This, in turn, could cause the market value of our common stock to decline.

       Other factors, including many of the risk factors identified in this section, could also delay the development of our Smart Schoolhouse system, including among others the failure to raise additional capital and the failure to recruit needed employees, with the same negative effect on EduLink and its common stock.

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

The Convergence of Currently Distinct Industries May Adversely Affect Us

       Due to the relative infancy of the Internet and its rapid growth, it is not possible to predict the paths along which future development will proceed. The Company cannot anticipate the effects that a convergence of currently distinct industries may have on the Company's business. An example is the AOL-Time/Warner merger and the continuing effect that combination has on the entertainment and internet service provider markets. In the event a similar convergence takes place in the educational services or other related industries, the long term effect on our business plan may be material and adverse.

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

       o      delays in our fund raising initiatives;

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

Item 2. PROPERTIES

       At December 31, 2001, EduLink utilized a portion of the offices used by Michael Rosenfeld at 450 North Roxbury Drive, Suite 602, Beverly Hills, California 90210 as its administrative offices. EduLink also had its production offices located at 5743 Corsa Avenue, Suite 207, Westlake Village, California 91362. EduLink paid $62,067, $68,426 and $31,711 in 2001, 2000, and 1999, respectively, to the landlords of the premises, which are not affiliates of EduLink. In January 2002, the lease for the Westlake Village office expired in accordance with its terms, and the Company no longer leases facilities at that location.

Item 3. LEGAL PROCEEDINGS

       None.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

       No matters were submitted to a stockholder vote in the fourth quarter of 2001.

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

       The following table sets forth the range of high and low bid prices for our common stock for each quarterly period from January 1, 2000 through December 31, 2000, and from January 1, 2001 through December 31, 2001, as reported by brokers and dealers making a market in the capital stock. Such quotations reflect inter-dealer prices without retail markup, markdown or commission, and may not necessarily represent actual transactions:

                                          HIGH            LOW
        Fiscal 2000
        First Quarter                   $ 1.420         $ 0.080
        Second Quarter                    0.325           0.210
        Third Quarter                     0.220           0.075
        Fourth Quarter                    0.265           0.018

        Fiscal 2001
        First Quarter                   $ 0.580         $ 0.013
        Second Quarter                    0.123           0.011
        Third Quarter                     0.040           0.012
        Fourth Quarter                    0.029           0.013


       As of March 26, 2002, there were 362 record holders of EduLink's common stock.

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

       Bridge notes represent notes payable at 10% (annual percentage rate 10.47%) per annum and are currently due for payment. EduLink issued 20,869,412 and 11,435,294 warrants to purchase shares of common stock to the 1998 and 1996 bridge loan lenders, respectively, at an average exercise price of $0.034 per share. These warrants expire either four years from the date of grant or four years from the date of an initial public offering.

       During the year ended December 31, 2000, 8,004,706 warrants issued to 1996 bridge loan lenders and 4,288,235 warrants issued to investors expired and were canceled.

       During the year ended December 31, 2000, two of the 1998 bridge note lenders converted $100,000 of the loan balance and $24,000 of accrued interest into 2,480,000 shares of common stock.

Item 6. SELECTED FINANCIAL DATA

                                                   Year ended December 31,
                                                    2001                2000
                                               --------------------------------
        Statement of Operations Data:
Revenue                                        $           0      $           0
Interest Income                                       24,792            112,499
Expenses
   Software development costs                      1,165,269          3,120,301
   General and administrative costs                1,771,090          4,418,303
                                               -------------      -------------
      Total operating expenses                     2,936,359          7,538,604
                                               -------------      -------------
Net loss from operations                       $  (2,844,647)     $  (7,426,105)

Basic and diluted loss per share               $        0.00      $        0.01
Weighted average shares outstanding              809,318,480        737,055,116


                                                       As of December 31,
                                                     2001                2000
                                               --------------------------------
Balance Sheet Data
    Cash and cash equivalents                  $     103,151      $   2,022,147
    Total assets                                     156,865          2,084,037
    Total debt                                       838,088            941,815
    Stockholders' equity (deficit)             $    (681,223)     $   1,142,222

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

       The Company originally estimated that it needed a total of approximately $8.5 million to produce, alpha test, beta test and launch the system for the 7th and 8th grades only. The Company subsequently (in August 2001) determined that to successfully launch the system, it was necessary to include all grades from 3rd through 12th as well as the homeschool market, and the Company therefore also needed to license and make third party content available through its system. The Company estimated that it needed an additional $5 million through June 2002 to complete the modifications required for the system's application for the entire 3rd through 12th grades and to the homeschool market, to license and integrate third party content, to complete production of additional enabling tools, to create proprietary curriculum for two additional grade levels, to launch the system and conduct marketing activities up to the end of the customary school year (i.e., June 2002), and to provide the infrastructure to market and exploit the Company's technologies outside of the grade 3-12 education market. Therefore, taking into account the revised capital requirements, the Company estimates it needs to raise a total of $13.5 million, of which it had raised a total of $8,062,578, net of expenses, as of September 30, 2001, primarily through the private placement of its Common Stock. As of December 31, 2001, the Company had raised only $200,000 of the additional $5.5 million in capital it needed, and had not completed the modifications required for the system's application for the 3rd through 12th grades, the production of additional enabling tools, the license of additional third party curriculum content, or the completion of the infrastructure to exploit its technologies outside of the grade 3-12 education market. The Company intends to raise the additional $5.2 million in capital it needs to complete those modifications and enabling tools and to beta test the system while working with various school districts, school district alliances and/or State Departments of Education. Concurrently, the Company intends to obtain additional content from educational publishers, universities and other content providers and to launch the system upon the start of the next customary school year (i.e., August-September 2002), as well as to create the infrastructure to market and exploit its technology in other markets.

       The Company's current cash resources will not be sufficient to meet the Company's requirements for the next 12 months. The Company is not currently generating revenues to fund its ongoing operations and, even if it uses all of its current cash resources, the Company might not be able to fund its ongoing basic cash requirements after June 30, 2002.

       The Company expects that expenses (including software development costs and general and administrative costs) will be approximately $6 million per year from 2002 to 2004, to create proprietary curriculum content for two additional grade levels each year, to license additional content from third parties, to alpha test and beta test the content so created, to produce additional software tools, to upgrade technologies to continue operations, to increase marketing activities for the Smart Schoolhouse system and to continue marketing the Company's technologies for application in markets outside of the 3rd through 12th U.S. education market.

Results of Operations

       Year Ended December 31, 2001 as compared to Year Ended December 31, 2000

                                               For The Years Ended December 31,
          Income statement:                          2001           2000
                                               --------------------------------

     Revenue                                    $           -    $          -
     Interest income                            $      24,792    $    112,499
     Software development costs                 $   1,165,269    $  3,120,301
     General and administrative expenses        $   1,704,170    $  4,418,303
     Net loss                                   $   2,844,647    $  7,426,105

Revenue

       EduLink is a development stage enterprise and has spent most of its efforts during the past five years in developing its Smart Schoolhouse system web-based software initially for the 7th and 8th grades, and now also for 3rd through 6th and 9th through 12th grades as well as the home-school market, which is intended to be launched upon the start of next customary school year in September 2002 following the completion of the beta test and resultant modifications to the system, if any. Accordingly, EduLink has not generated any revenues to date. EduLink's cumulative losses from inception through December 31, 2001 are $14,102,358.

       Interest Income

       Interest income in 2001 arose from investment of capital raised through the private placement of common stock.

       Software Development Costs

       Software development costs decreased by $1,955,032 to $1,165,269 for the year ended December 31, 2001, from $3,120,301 for the year ended December 31, 2000. The decrease in software development costs in 2001 resulted from the completion of a substantial part of Edulink's software development activities in 2000.

       General and Administrative Expenses

       General and administrative expenses decreased to $1,771,090 for the year ended December 31, 2001, compared with $4,418,303 for the year ended December 31, 2000. The decrease was attributable mainly to non-recurring non-cash compensation charges incurred in 2000 in connection with the issuance of warrants for services rendered by employees. Moreover, higher fees were paid for legal and accounting, printing and reproduction, and rent expenses incurred during the year ended December 31, 2000 compared to those during the year ended December 31, 2001 as described below.

       In February 2000, EduLink issued warrants to an officer to purchase 34,305,000 shares of common stock at an exercise price of $0.0022. The $3,082,500 non-cash compensation charge associated with these warrants was recorded during the year ended December 31, 2000.

       In August 2000, the Company amended its employment contracts with its President, its Chief Executive Officer, and its Senior Vice President. The amendments terminated provisions relating to the issuance of 17,152,950 warrants to each of the officers upon completion of each of the build-out elements, the beta test, and the national launch of the Smart Schoolhouse system. In consideration for the warrant termination, each of its President and Chief Executive Officer received $50,000 and its Senior Vice President received $30,000, and the Company recognized $130,000 of aggregate compensation expense.

       The Company's payroll and payroll related expense increased by $300,233 to $683,318 for the year ended December 31, 2001, from $383,085 for the year ended December 31, 2000. During the year ended December 31, 2001 the Company paid additional compensation totaling $380,000 to its officers. In addition, payroll expenses in the year ended December 31, 2000 were lower because $60,000 of the salary paid to one of the Company's executive officers in that period was deemed to be the repayment of an advance previously made to the Company by such officer, and was therefore not included in the Company's payroll expense for that period.

       The Company's legal and accounting expenses decreased by $135,500 to $236,120 for the year ended December 31, 2001 from $371,620 for the year ended December 31, 2000. The decrease was the result of lower expenses incurred for services rendered in connection with legal and accounting services related to public company filling requirements, as well as trademark, copyright and other matters.

       The Company's rent expenses decreased $6,359 to $62,067 for the year ended December 31, 2001, from $68,426 for the year ended December 31, 2000. The decrease was the result of having closed the additional office in Westlake, California towards the latter part of 2001.

       The Company's printing and reproduction expense decreased by $35,251 to $4,854 for the year ended December 31, 2001, from $40,105 for the year ended December 31, 2000. The higher expenses in the year ended December 31, 2000 were related to the Company's Form 10 Registration Statements, which became effective in July 2000.

       The Company's consulting fees increased to $341,449 for the year ended December 31, 2001, from $68,368 for the year ended December 31, 2000. The increase was primarily due to the use of consulting services for capital raising and software promotion in 2001.

       The Company's telephone expenses increased by $10,842 to $22,297 for the year ended December 31, 2001, from $11,455 for the year ended December 31, 2000. The Company's travel and entertainment expenses increased by $96,910 to $172,997 for the year ended December 31, 2001, from $76,087 for the year ended December 31, 2000. The higher expenses on telephone, travel and entertainment in 2001 were due to increased business development efforts being made.

       Year Ended December 31, 2000 as compared to Year Ended December 31, 1999

                                                For The Years Ended December 31,
         Income statement:                             2000            1999
                                                --------------------------------
        Revenue                                  $           -      $         -
        Interest income                          $     112,499      $         -
        Software development costs               $   3,120,301      $  (121,070)
        General and administrative expenses      $   4,418,303      $   275,026
        Net loss                                 $   7,426,105      $   153,956

       Interest Income

       Interest income in 2000 arose from investment of capital raised through the private placement of common stock.

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

       In June 2000, EduLink issued warrants to each of its three officers to purchase 5,717,650 shares of common stock at an exercise price of $0.0022 per share for the completion of Design Phase elements. The warrants will vest ratably in equal annual installments over seven years. EduLink recognized $87,983 of aggregate compensation expense in 2000 related to the issuance of these warrants.

       In August 2000, the Company amended its employment contracts with its President, its Chief Executive Officer, and its Senior Vice President. The amendments terminated provisions relating to the issuance of 17,152,950 warrants issuable to each of the officers upon completion of each of the build-out elements, the beta test, and the national launch of the Smart Schoolhouse system. In consideration for the warrant termination, each of its President and Chief Executive Officer received $50,000 and its Senior Vice President received $30,000, and the Company recognized $130,000 of aggregate compensation expense.

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

       The Company's legal and accounting expenses increased by $341,452 to $371,620 for the year ended December 31, 2000, from $30,168 for the year ended December 31, 1999. The increase was the result of expenses incurred for services rendered in connection with the registration of EduLink's common stock under the Securities Exchange Act of 1934 and additional legal and accounting services related to public company filling requirements, as well as trademark, copyright and other matters.

       The Company's consulting fees increased to $68,368 for the year ended December 31, 2000, from $0 for the year ended December 31, 1999. The increase was primarily due to the use of consulting services for capital raising and software promotion in 2000.

       The Company's rent expenses increased by $36,715 to $68,426 for the year ended December 31, 2000, from $31,711 for the year ended December 31, 1999. The increase was the result of having an additional office in Westlake, California.

Liquidity and Capital Resources

       Since 1996, EduLink has financed its working capital needs through capital contributions by stockholders, private placement of common equity and bridge loans. As of December 31, 2001, the Company had cash of approximately $103,151. Cash used in operations was $2,831,871 for the year ended December 31, 2001, and $9,678,584 from inception through December 31, 2001. Cash used in operations during each of these periods was primarily for expenses related to the design and development of computer software and general and administrative expenses. Since 1996 and through December 31, 2001, the Company has raised $8,162,578 through sales of common stock and approximately $100,000 through bridge loans.

       The Company's current cash resources will not be sufficient to meet its requirements for the next 12 months. The Company is not currently generating revenues to fund its ongoing operations and, even if it uses all of our current cash resources, the Company might not be able to fund its ongoing basic cash requirements after June 30, 2002.

       As indicated above under the caption "Overview," the estimated cost of EduLink's development program and its projected expenses over the next twelve months will exceed its current cash resources. EduLink anticipates that it will need to raise an additional $5.2 million of capital in order to meet its anticipated cash requirements up to the planned launch of the Smart Schoolhouse system for the 3rd through 12th grades. Changes in the Company's development program or other changes affecting operating expenses could alter the timing and amount of expenditures and therefore the amount and timing of when the Company will require additional funding. EduLink currently plans to raise funds through either revenues generated from licensing its software or the private placement of its equity or debt securities, or a combination of both, in order to meet its ongoing cash needs. However, the additional funding the Company requires may not be available on acceptable terms or at all. If the Company cannot obtain adequate funding, it will be required to significantly curtail or even shutdown operations not later than June 30, 2002.

Item 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

       Market Risk

       EduLink's exposure to market risk is principally confined to cash in bank and money market accounts, which have short maturities and therefore we believe to be minimal and immaterial market risk.

       Interest Rate Sensitivity

       As of March 26, 2002, EduLink had cash in checking and money market accounts. Because of the short maturities of these instruments, we believe that a sudden change in market interest rates would not have a material impact on the fair value of these assets.

       Foreign Currency Exchange Risk

       EduLink does not have any foreign currency exposure because it currently does not transact business in foreign currencies.

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

       The information required by this item are set forth on pages F-1 to F-23 of this report.

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

       No changes in or disagreements with our accountants have occurred.

                                    PART III

Item 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Directors and Executive Officers of the Registrant

       Information regarding our directors and executive officers as of March 26, 2002 is set forth below. Each officer's term of office will expire at the first Board of Directors meeting held after our next annual meeting of stockholders. There is no arrangement or understanding between any of the executive officers or any other person pursuant to which such executive officer was selected for the office held. Ronald Rescigno, Co-chair of the Board of Directors and President of EduLink, is the father of Ian Rescigno, EduLink's Senior Vice-President - Operations. The following table sets forth information regarding EduLink's directors and executive officers:

           NAME                AGE      POSITION
      Michael Rosenfeld        60      Co-Chairman of the Board of Directors and
                                       Chief Executive Officer
      Ronald Rescigno          66      Co-Chairman of the Board of Directors and
                                       President
      Ian Rescigno             37      Senior Vice President - Operations
      Kathleen McGuire         48      Director
      Dorothy Tucker           53      Director
      Shawn Gross              31      Director

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

       SHAWN GROSS is a Director of the Company. Mr. Gross is the Corporate Manager for Strategic Alliances at Sun Microsystems' Global Education and Research division, where he focuses on the acquisition of new partners who support the implementation of Sun's vision into the worldwide K - 12 educational market. Mr. Gross also serves as a governmental relations liaison for Sun in Washington, D.C. regarding education technology policy, including service as an Honorary Executive to the Congressional Web Based Education Commission, contributing author to the National Education Technology Plan, Chairperson of the DC Mayor's Task Force on Education Technology, and author of a handbook on portal implementation technology guide for the 1997 Summit of the Americas. Mr. Gross holds a B.A. in International Studies, an M.B.A. and a Masters of Public Policy and International Affairs

Item 11. EXECUTIVE COMPENSATION

       On September 1, 1999, employment agreements were entered into between EduLink and each of Dr. Rescigno, Ian Rescigno and Michael Rosenfeld. The terms of these employment agreements include an employment term through December 31, 2004, annual base compensation of $150,000 for each of Dr. Rescigno and Mr. Rosenfeld, and $90,000 for Ian Rescigno, and bonuses based upon formulae relating to EduLink's revenue. Each of the foregoing executive officers waived the right to receive such annual base compensation in 1999. In addition, each of Mr. Rosenfeld, Dr. Rescigno and Ian Rescigno have the right to receive options to purchase shares of EduLink's common stock as each of four separate deliverables are completed within specific time limits. Pursuant to the terms of Mr. Rosenfeld's agreement, he is to receive the sum of $10,000 per month in lieu of $10,000 in monthly compensation otherwise payable to him until his receipt of sums advanced to EduLink by Mr. Rosenfeld on an interest free basis during 1999. Mr. Rosenfeld and Dr. Rescigno also had each previously been granted options to purchase 57,176,471 shares of common stock of EduLink. On February 1, 2000, EduLink amended its employment agreement with Ian Rescigno, Senior Vice President-Operations of EduLink, to issue warrants, exercisable through January 31, 2007, to purchase 34,305,000 shares of common stock at an exercise price of $.0022 per share.

       In August 2000, the Company amended the employment contracts of Mr. Rosenfeld, Dr. Rescigno and Ian Rescigno. The amendments terminated provisions relating to the issuance of warrants to purchase an aggregate of 17,152,950 shares of common stock to each officer upon completion of each of the build-out elements, the beta test, and the national launch of the Smart Schoolhouse system. In consideration for the warrant termination, Mr. Rosenfeld and Dr. Rescigno each received $50,000 and Ian Rescigno received $30,000. In addition, Mr. Rosenfeld and Dr. Rescigno each received additional compensation for year 2001 equal to $150,000.

Summary Compensation Table

       The following table sets forth the annual compensation paid to executive officers of EduLink for the fiscal years ended December 31, 2000 and 2001. Prior to 2000, no executive officer received annual compensation in excess of $100,000.


                                                                   All Other
       Name and Principal Position        Year      Salary ($)    Compensation

    Dr. Ronald Rescigno,                  2001        $300,000                --
      Co-Chair and President (1)          2000        $150,000       $79,328 (2)

    Michael Rosenfeld,                    2001        $300,000                --
      Chief Executive Officer             2000         $30,000       $79,328 (2)
      and Co-Chair (1)

    Ian Rescigno,                         2001         $90,000                --
      Senior Vice President -             2000         $90,000    $3,141,827 (3)
      Operations (1)

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

Compensation of Directors in 2001

       During the fiscal year ended December 31, 2001, the Company granted an option to purchase 7,000,000 shares of the Company's Common Stock to one of its directors, Shawn Gross. The exercise price of such option is $0.025 per share, with an expiration date of November 19, 2008. Mr. Gross' option vests as follows: (i) options to purchase 3,000,000 shares of Common Stock vested on each of November 19, 2001, and February 19, 2002, and (ii) options to purchase 1,000,000 shares of Common Stock vest on May 19, 2002.

       No other compensation was paid to directors in 2001.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

       The following table sets forth certain information as of March 26, 2002, regarding the beneficial ownership of EduLink's outstanding common stock as of the date hereof by:

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

                              BENEFICIAL OWNERSHIP

Name and Address of Beneficial Owner            Number            Percentage (1)
------------------------------------            ------            -------------

Michael Rosenfeld (2)                       172,917,977 (3)           19.66%
Ronald Rescigno (2)                         174,633,276 (3)           19.85%
Ian Rescigno (2)                             35,121,807 (4)            4.10%
Kathleen McGuire(2)                           5,717,647 (5)             *
Dorothy Tucker (2)                            5,717,647 (5)             *
Shawn Gross (2)                               7,000,000 (6)             *
All executive officers and
directors as a group (5 persons)            401,108,354               40.47%
---------------------------
*      less than 1%
(1) Calculated on the basis of 821,695,100 shares of common stock issued and outstanding on March 26, 2002. For purposes of this table, a person or group of persons is deemed to have "beneficial ownership" of any shares which such person has the right to acquire within 60 days after the date of this filing. For purposes of computing the percentage of outstanding shares held by each person or group of persons named above on the date of this filing, any security which such person or group of persons has the right to acquire within 60 days after such date is deemed to be outstanding for the purpose of computing the percentage ownership for such person or persons, but is not deemed to be outstanding for the purpose of computing the percentage ownership of any other person.
(2) Address is c/o EduLink, Inc., 450 North Roxbury Drive, Beverly Hills, CA 90210.
(3) Includes 57,176,470 shares issuable upon exercise of warrants, at an exercise price of $.0022 per share, which expire on August 14, 2004, and further includes 816,807 shares issuable upon exercise of warrants, at an exercise price of $.0022 per share, which expire on June 7, 2007.
(4) Includes 34,305,000 shares issuable upon exercise of warrants, at an exercise price of $.0022 per share, which expire on February 1, 2007, and further includes 816,807 shares issuable upon exercise of warrants, at an exercise price of $.0022 per share, which expire on June 7, 2007.
(5) Consists of 5,717,647 shares issuable upon exercise of warrants, at an exercise price of $.0022 per share, which expire on September 14, 2003.
(6) Consists of 7,000,000 shares issuable upon exercise of an option, at an exercise price of $.025 per share, which expires on November 19, 2008.

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

       EduLink utilizes a portion of Mr. Rosenfeld's offices. EduLink paid $40,963, $37,335 and $31,711 in 2001, 2000, and 1999, respectively, to the landlord of the premises, which is not an affiliate of EduLink.

       In 2000, EduLink paid $30,000 to one of its directors, Kathleen McGuire, Ph.D. A summary of the terms of such payment is contained in Item 1 of this report in the subsection entitled "Employees."

                                     PART IV

Item 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)(1) List of financial statements:

       The following is a list of the financial statements of EduLink, Inc. together with the report of independent certified public accountants, included in this report:

                                                                          Page
Report of Independent Certified Public Accountants.....................    F-1
Balance sheets as of December 31, 2001 and 2000........................    F-2
Statements of operations for each of the years in the period ended
   December 31, 2001, 2000 and 1999 and from the period from
   January 25, 1996 (inception) to December 31, 2001...................    F-4
Statements of shareholders' deficit for the period from January 25,
   1996 (inception) to December 31, 2001...............................    F-5
Statements of cash flows for each of the years in the period ended
   December 31, 2001, 2000 and 1999 and from the period from
   January 25, 1996 (inception) to December 31, 2001 ..................    F-7
Notes to financial statements..........................................    F-10

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

     10.4       Amendment to Rescigno Warrant Agreement, dated September 15,
                1999.*

     10.5       Warrant Agreement with Dorothy Tucker, dated September 15,
                1999.*

     10.6       Warrant Agreement with Kathleen McGuire, dated September 15,
                1999.*

     10.7       Warrant Agreement with Ian Rescigno, dated February 1, 2000. *

     10.8       Warrant Agreement with Ian Rescigno, dated June 7, 2000. *

     10.9       Warrant Agreement with Ronald C. Rescigno, dated June 7, 2000. *

    10.10       Warrant Agreement with Michael Rosenfeld, dated June 7, 2000. *

    10.11       Specimen of common stock certificate*

    10.12 Agreement with Saatchi & Saatchi North America, Inc. dated January 5, 2000. *

   Exhibit      Description

    10.13 Employment Agreement between Michael Rosenfeld and EduLink Inc., dated September 4, 1999. *

    10.14       Amendment to Rosenfeld Employment Agreement, dated February 1,
                2000. *

    10.15       Amendment to Rosenfeld Employment Agreement, dated August 21,
                2000. *

    10.16       Amendment to Rosenfeld Employment Agreement, dated November 1,
                2000. *

    10.17 Employment Agreement between Ronald C. Rescigno and EduLink Inc., dated September 4, 1999. *

    10.18       Amendment to Dr. Rescigno Employment Agreement dated February 1,
                2000. *

    10.19       Amendment to Dr. Rescigno Employment Agreement, dated August 21,
                2000. *

    10.20 Amendment to Dr. Rescigno Employment Agreement, dated November 1, 2000. *

    10.21 Employment Agreement between Ian Rescigno and EduLink Inc., dated September 4, 1999. *

    10.22 Amendment to Ian Rescigno Employment Agreement, dated February 1, 2000. *

    10.23       Amendment to Ian Rescigno Employment Agreement, dated
                August 21, 2000. *

    10.24 Agreement with Science Applications International Corporation, dated October 1, 1999. *

    10.25       Agreement with McGuire and Associates, dated February 1, 2000.*

    10.26 License Agreement with The Regents of the University of California, dated September 12, 2000. *

    10.27       Agreement with Howard Ash, dated November 1, 2000. *

    10.28 License Agreement with Science Applications International Corporation, dated December 27, 2000. *

    10.29 Agreement with Science Applications International Corporation, dated May 15, 2001.

---------------------------------
* Previously Filed

(b) (4) Reports on Form 8-K:

       No reports on Form 8-K were filed during the fourth quarter of 2001.

                                   SIGNATURES

       Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, as of March 29, 2002.

                                     EDULINK, INC.


                                     By:  /s/ Michael Rosenfeld
                                        ----------------------------------------
                                          Michael Rosenfeld
                                          Co-Chairman of the Board of Directors
                                          and Chief Executive Officer

                                     By:  /s/ Ronald Rescigno
                                        ----------------------------------------
                                          Ronald Rescigno
                                          Co-Chairman of the Board of Directors
                                          and President

       Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacity indicated as of March 29, 2002.


/s/ Michael Rosenfeld
-----------------------------------------------
Michael Rosenfeld, Co-Chairman of the
Board of Directors and Chief Executive Officer

/s/ Ronald Rescigno
-----------------------------------------------
Ronald Rescigno, Co-Chairman of the
Board of Directors and President


-----------------------------------------------
Kathleen McGuire, Director

/s/ Dorothy Tucker
-----------------------------------------------
Dorothy Tucker, Director


-----------------------------------------------
Shawn Gross, Director

                                                                  EDULINK, INC.,
                                                       dba THE LEARNING PRIORITY
                                                   (A DEVELOPMENT STAGE COMPANY)
                                                                        CONTENTS
                                                               December 31, 2001

--------------------------------------------------------------------------------


                                                                       Page

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS                  F-1

FINANCIAL STATEMENTS

     Balance Sheets                                                 F-2-3

     Statements of Operations                                       F-4

     Statements of Shareholders' Deficit                            F-5-6

     Statements of Cash Flows                                       F-7-9

     Notes to Financial Statements                                  F-10-22

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

Board of Directors and Shareholders
EduLink, Inc.,
dba The Learning Priority

We have audited the accompanying balance sheets of EduLink, Inc., dba The Learning Priority (a development stage company) as of December 31, 2001 and 2000, and the related statements of operations, shareholders' deficit, and cash flows for each of the three years in the period ended December 31, 2001, and for the period from January 25, 1996 (inception) to December 31, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of EduLink, Inc., dba The Learning Priority as of December 31, 2001 and 2000, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2001, and for the period from January 25, 1996 (inception) to December 31, 2001 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. During the years ended December 31, 2001, 2000, and 1999, the Company incurred net losses of $2,844,647, $7,426,105, and $153,956, respectively. In addition, the Company's net cash used in operating activities was $2,843,821, $5,391,439, and $25,837 for the years ended December 31, 2001, 2000, and 1999, respectively, and the Company's accumulated deficit was $14,102,358 as of December 31, 2001. These factors, among others, as discussed in Note 2 to the financial statements, raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.



SINGER LEWAK GREENBAUM & GOLDSTEIN LLP

Los Angeles, California
February 20, 2001

                                                                  EDULINK, INC.,
                                                       dba THE LEARNING PRIORITY
                                                   (A DEVELOPMENT STAGE COMPANY)
                                                                  BALANCE SHEETS
                                                                    December 31,

--------------------------------------------------------------------------------


                                     ASSETS

                                                           2001           2000
                                                       ----------     ----------
Current assets
     Cash                                              $  103,151     $2,022,147
     Due from related parties                                             10,000
     Prepaid assets and other current assets               27,545         25,425
                                                       ----------     ----------

         Total current assets                          $  130,696     $2,057,572

Property and equipment, net                                23,971         24,267
Deposit                                                     2,198          2,198
                                                       ----------     ----------

                      Total assets                     $  156,865     $2,084,037
                                                       ==========     ==========


   The accompanying notes are an integral part of these financial statements.

                                                                  EDULINK, INC.,
                                                       dba THE LEARNING PRIORITY
                                                   (A DEVELOPMENT STAGE COMPANY)
                                                                  BALANCE SHEETS
                                                                    December 31,

--------------------------------------------------------------------------------


                 LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)

                                                          2001          2000
                                                     ------------  ------------
Current liabilities
     Bridge notes payable, net of
       unamortized discount                          $    164,150       100,000
     Accounts payable                                     633,313       763,315
     Compensation payable                                    --          50,000
     Accrued interest                                      40,625        28,500
                                                     ------------  ------------


         Total current liabilities                        838,088       941,815
                                                     ------------  ------------

Commitments and contingencies

Shareholders' equity (deficit)
     Common stock, $0.001 par value
         1,500,000,000 shares authorized
         821,695,100 and 799,977,500 shares
             issued and outstanding                       821,696       799,978
     Shares committed to be issued                        100,000       100,000
     Additional paid-in capital                        12,432,519    11,433,035
     Deficit accumulated during the
       development stage                              (14,035,438)  (11,190,791)
                                                     ------------  ------------

              Total shareholders' equity
                  (deficit)                              (681,223)    1,142,222
                                                     ------------  ------------

                 Total liabilities and
                      shareholders'
                      equity (deficit)               $    156,865  $  2,084,037
                                                     ============  ============

   The accompanying notes are an integral part of these financial statements.

                                                                                            EDULINK, INC.,
                                                                                 dba THE LEARNING PRIORITY
                                                                             (A DEVELOPMENT STAGE COMPANY)
                                                                                  STATEMENTS OF OPERATIONS
                                                 For the Years Ended December 31, 2001, 2000, and 1999 and
                                     for the Period from January 25, 1996 (Inception) to December 31, 2001

----------------------------------------------------------------------------------------------------------
                                                                                                For the
                                                                                              Period from
                                                                                              January 25,
                                                        For the Year Ended                        1996
                                                           December 31,                      (Inception) to
                                         -------------------------------------------------     December 31,
                                               2001             2000              1999             2001
                                         ---------------  ----------------  --------------   --------------
Income
   Interest                               $      24,792    $     112,499    $        --      $     144,109
                                          -------------    -------------    -------------    -------------
Expenses
   Software development costs                 1,165,269        3,120,301         (121,070)       7,207,384
   General and administrative                 1,704,170        4,418,303          275,026        7,039,083
                                          -------------    -------------    -------------    -------------

     Total expenses                           2,869,439        7,538,604          153,956       14,246,467
                                          -------------    -------------    -------------    -------------

Net loss $                                   (2,844,647)   $  (7,426,105)   $    (153,956)   $ (14,102,358)
                                          =============    =============    =============    =============

Basic and diluted loss per share          $       (0.00)   $       (0.01)   $        --      $       (0.03)
                                          =============    =============    =============    =============

Weighted-average shares used in
   computation of basic and diluted
   loss per share                           809,318,480      737,055,116      434,927,295      521,497,871
                                          =============    =============    =============    =============

   The accompanying notes are an integral part of these financial statements.

                                                                                                                      EDULINK, INC.,
                                                                                                           dba THE LEARNING PRIORITY
                                                                                                       (A DEVELOPMENT STAGE COMPANY)
                                                                                                 STATEMENTS OF SHAREHOLDERS' DEFICIT
                                                               For the Period from January 25, 1996 (Inception) to December 31, 2001

------------------------------------------------------------------------------------------------------------------------------------
                                                                                                             Deficit
                                                                                 Shares                    Accumulated
                                                        Common Stock           Committed     Additional     During the
                                                ----------------------------     to be        Paid-In       Development
                                                     Shares         Amount       Issued        Capital        Stage         Total
                                                     ------         ------       ------        -------        -----         -----


Balance, January 25, 1996 (Inception)                       -  $          -             -   $          -   $         -   $        -
Sale of common stock                               28,302,353        28,302                      594,575                    622,877
Shares issued to founders                         233,280,000       233,280                     (233,280)                         -
Shares issued for professional services            43,454,118        43,454                       (3,454)                    40,000
Shares issued for investment banking
  services                                         58,320,000        58,320                      (33,320)                    25,000
Net loss                                                                                                      (479,267)    (479,267)
                                                -------------  ------------   -----------   ------------   -----------   ----------

Balance, December 31, 1996                        363,356,471       363,356             -        324,521      (479,267)     208,610
Sale of common stock                               17,152,942        17,153                      410,968                    428,121
Conversion of bridge notes                          6,003,529         6,004                      172,375                    178,379
Shares issued for professional services             2,287,058         2,287                        2,713                      5,000
Net loss                                                                                                    (2,091,226)  (2,091,226)
                                                -------------  ------------   -----------   ------------   -----------   ----------

Balance, December 31, 1997                        388,800,000       388,800             -        910,577    (2,570,493)  (1,271,116)
Net loss                                                                                                    (1,040,237)  (1,040,237)
                                                -------------  ------------   -----------   ------------   -----------   ----------

Balance, December 31, 1998                        388,800,000       388,800             -        910,577    (3,610,730)  (2,311,353)
Acquisition of URREA Enterprises, Inc.            259,022,500       259,023                     (259,023)                         -
Loan from shareholder contributed
  to capital                                                                                     140,403                    140,403
Common stock subscription received                                                100,000                                   100,000
Common stock to be issued for
  settlement of dispute                                                           571,750                                   571,750
Compensation waived by officers                                                                  130,000                    130,000
Net loss                                                                                                      (153,956)    (153,956)
                                                -------------  ------------   -----------   ------------   -----------   ----------


   The accompanying notes are an integral part of these financial statements.

                                                                                                                 EDULINK, INC.,
                                                                                                      dba THE LEARNING PRIORITY
                                                                                                  (A DEVELOPMENT STAGE COMPANY)
                                                                                            STATEMENTS OF SHAREHOLDERS' DEFICIT
                                                          For the Period from January 25, 1996 (Inception) to December 31, 2001

-------------------------------------------------------------------------------------------------------------------------------
                                                                                                       Deficit
                                                                           Shares                    Accumulated
                                                  Common Stock           Committed     Additional     During the
                                           ---------------------------     to be        Paid-In       Development
                                               Shares         Amount       Issued        Capital        Stage          Total
                                               ------         ------       ------        -------        -----          -----

Balance, December 31, 1999                  647,822,500  $    647,823     $ 671,750   $    921,957   $(3,764,686)  $ (1,523,156)
Common stock issued                           2,000,000         2,000      (100,000)        98,000                            -
Sale of common stock                        148,300,000       148,300                    7,140,450                    7,288,750
Warrants issued to officers                                                              3,082,500                    3,082,500
Options issued to officers                                                                  87,983                       87,983
Conversion of bridge notes                    2,480,000         2,480                      121,520                      124,000
Common stock canceled                          (225,000)         (225)                         225                            -
Common stock canceled                          (500,000)         (500)                     (24,500)                     (25,000)
Common stock subscription received                                          100,000                                     100,000
Common stock issued for services                100,000           100        (5,000)         4,900                            -
Change in settlement of dispute (Note 3)                                   (566,750)                                   (566,750)
Net loss                                                                                              (7,426,105)    (7,426,105)

Balance, December 31, 2000                  799,977,500       799,978       100,000     11,433,035   (11,190,791)     1,142,222
Common stock issued                           2,000,000         2,000      (100,000)        98,000                            -
Common stock issued for cash                 14,000,000        14,000                      686,000                      700,000
Common stock subscription received                    -             -       100,000              -                      100,000
Common stock issued on exercise of
  warrants                                    5,717,600         5,718             -          6,861                       12,579
Options issued to Director                                                                 150,823                      150,823
Options issued to consultants                                                               10,000                       10,000
Unamortized Debt Discount                                                                   47,800                       47,800
Net loss                                                                                              (2,844,647)    (2,844,647)

     Balance, December 31, 2001             821,695,100  $    821,696     $ 100,000   $ 12,432,519  $(14,035,438)  $   (681,223)
                                            ===========  ============     =========   ============  ============   ============

   The accompanying notes are an integral part of these financial statements.

                                                                                             EDULINK, INC.,
                                                                                  dba THE LEARNING PRIORITY
                                                                              (A DEVELOPMENT STAGE COMPANY)
                                                                                   STATEMENTS OF CASH FLOWS
                                                  For the Years Ended December 31, 2001, 2000, and 1999 and
                                      for the Period from January 25, 1996 (Inception) to December 31, 2001

-----------------------------------------------------------------------------------------------------------
                                                                                                For the
                                                                                              Period from
                                                                                              January 25,
                                                        For the Year Ended                        1996
                                                           December 31,                      (Inception) to
                                         -------------------------------------------------     December 31,
                                               2001             2000              1999             2001
                                         ---------------  ----------------  --------------   --------------
Cash flows from operating
activities
   Net loss                               $   (2,844,647)  $    (7,426,105) $     (153,956)  $  (14,035,438)
   Adjustments to reconcile net
     loss to net cash used in
     operating activities
       Loan from shareholder
         contributed to capital                                          -         140,403          140,403
       Common stock to be issued
         for software development
         costs                                                           -         571,750          571,750
       Common stock issued for
         professional services                                           -               -           70,000
       Compensation waived by
         officers                                      -                           130,000          130,000
       Options issued to officers as
        compensation                             150,823                 -               -          150,823
       Options issued for services                10,000                 -               -           10,000
       Warrants issued for services                    -         3,170,483               -        3,170,483
       Amortization of debt discount              11,950                                             11,950
       Cancellation of shares
         committed                                     -          (566,750)              -         (566,750)
       (Increase) decrease in
         prepaid expenses
        and other current assets                  (2,120)          (25,425)              -          (27,545)
     Due from related party                       10,000           (10,000)              -                -
     Deposit                                                        (2,198)              -           (2,198)
   Increase (decrease) in accts
      payable                                   (130,002)         (486,042)       (721,417)         633,313
     Compensation payable                        (50,000)           50,000               -                -
     Accrued interest payable                     12,125            17,500          35,000           64,625
     Due to related party                              -          (112,902)        (27,617)               -
                                         ---------------  ----------------  --------------   --------------
Net cash used in operating activities         (2,831,871)       (5,391,439)        (25,837)      (9,678,584)
                                         ---------------  ----------------  --------------   --------------



   The accompanying notes are an integral part of these financial statements.

                                                                                       EDULINK, INC.,
                                                                            dba THE LEARNING PRIORITY
                                                                        (A DEVELOPMENT STAGE COMPANY)
                                                                             STATEMENTS OF CASH FLOWS
                                            For the Years Ended December 31, 2001, 2000, and 1999 and
                                for the Period from January 25, 1996 (Inception) to December 31, 2001

-----------------------------------------------------------------------------------------------------

                                                                                            For the
                                                                                          Period from
                                                                                          January 25,
                                                                                              1996
                                                        For the Year Ended                (Inception)
                                                           December 31,                       to
                                         ---------------------------------------------    December 31,
                                              2001             2000            1999           2001
                                         -------------     -----------     -----------    ------------
Cash flows from investing activities
   Purchase of property and equipment     $        296         (24,267)              -    $   (23,971)
                                          ------------     -----------     -----------    -----------

Net cash provided by (used in)
 investing activities                              296         (24,267)              -        (23,971)
                                          ------------     -----------     -----------    -----------

Cash flows from financing
activities
   Common stock subscription
     received                                  100,000         100,000         100,000              -
   Proceeds from issuance of
     bridge notes                              100,000               -               -        475,000
   Repayment of bridge notes                         -               -                        (50,000)
   Proceeds from issuance of
     common stock                              712,579       7,390,000               -      9,777,579
   Cost of issuance of common
     stocks                                                   (126,250)              -       (396,873)
                                          ------------     -----------     -----------    -----------
Net cash provided by financing
   activities                                  912,579       7,363,750         100,000      9,805,706
                                          ------------     -----------     -----------    -----------

Net increase (decrease) in cash             (1,918,896)      1,948,044          74,163        103,151

Cash (book overdraft), beginning
   of year                                   2,022,147          74,103             (60)             -
                                          ------------     -----------     -----------    -----------
Cash (book overdraft), end of year        $    103,151     $ 2,022,147     $    74,103    $   103,151
                                          ============     ===========     ===========    ===========

                                                                  EDULINK, INC.,
                                                       dba THE LEARNING PRIORITY
                                                   (A DEVELOPMENT STAGE COMPANY)
                                                        STATEMENTS OF CASH FLOWS
                       For the Years Ended December 31, 2001, 2000, and 1999 and for the Period from January 25, 1996 (Inception) to December 31, 2001

--------------------------------------------------------------------------------
                                                                      For the
                                                                    Period from
                                                                    January 25,
                                                                        1996
                                          For the Year Ended        (Inception)
                                            December 31,                 to
                               ----------------------------------   December 31,
                                  2001        2000        1999          2001
                               ----------  ----------  ----------   ------------
Supplemental disclosures
 of cash flow information

     Interest paid             $           $        -  $        -    $
                               ==========  ==========  ==========    =========

     Income taxes paid         $      800  $      800  $      800    $   3,200
                               ==========  ==========  ==========    =========



Supplemental schedule of non-cash investing and financing activities

       During the year ended December 31, 2001, the Company issued 2,000,000 shares of common stock for a subscription received during the year ended December 31, 2000.

       During the year ended December 31, 2001, the Company issued 5,717,600 shares of common stock for the exercise of common stock warrants.

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

                                                                  EDULINK, INC.,
                                                       dba THE LEARNING PRIORITY
                                                   (A DEVELOPMENT STAGE COMPANY)
                                                   NOTES TO FINANCIAL STATEMENTS
                                                               December 31, 2001
--------------------------------------------------------------------------------

NOTE 1 - DESCRIPTION OF BUSINESS

       URREA Enterprises, Inc. ("URREA"), a Nevada corporation, acquired EduLink, Inc. ("OLD EduLink"), a California corporation engaged in the development of educational software, on October 28, 1999. After the acquisition, URREA changed its name to EduLink, Inc., dba The Learning Priority (the "Company").

       URREA issued 388,800,000 shares of common stock to acquire 100% of the common stock of OLD EduLink. The acquisition was accounted for as an issuance of stock by OLD EduLink for the net assets of URREA as the shareholders of OLD EduLink owned 60% of the common stock of URREA after the acquisition, resulting in a recapitalization of OLD EduLink. URREA had no significant assets or liabilities at the date of acquisition and did not have significant operations prior to the acquisition. Therefore, no pro forma information is presented.


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

       Going Concern
       The accompanying financial statements have been prepared on a going concern basis which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the financial statements, during the years ended December 31, 2001, 2000, and 1999, the Company incurred losses of $2,844,647, $7,426,105, and $153,956, respectively. As of December 31, 2001, the Company is in the development stage and is primarily engaged in research and development activities. Accordingly, the accompanying statements of operations should not be regarded as typical for normal periods of operation. The Company's development stage status, recurring net losses, and capital deficit raise substantial doubt about its ability to continue as a going concern. Additional financing will be required in order for the Company to complete its development stage activities. Management believes that it will be able to obtain such financing from new investors.

       The financial statements do not include any adjustments relating to the recoverability and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

       Development Stage Enterprise
       The Company is a development stage company as defined in Statement of

                                                                  EDULINK, INC.,
                                                       dba THE LEARNING PRIORITY
                                                   (A DEVELOPMENT STAGE COMPANY)
                                                   NOTES TO FINANCIAL STATEMENTS
                                                               December 31, 2001
--------------------------------------------------------------------------------

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

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

       Going Concern
       The accompanying financial statements have been prepared on a going concern basis which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the financial statements, during the years ended December 31, 2001, 2000, and 1999, the Company incurred losses of $2,844,647, $7,426,105, and $153,956, respectively. As of December 31, 2001, the Company is in the development stage and is primarily engaged in research and development activities. Accordingly, the accompanying statements of operations should not be regarded as typical for normal periods of operation. The Company's development stage status, recurring net losses, and capital deficit raise substantial doubt about its ability to continue as a going concern. Additional financing will be required in order for the Company to complete its development stage activities. Management believes that it will be able to obtain such financing from new investors.

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

                                                                  EDULINK, INC.,
                                                       dba THE LEARNING PRIORITY
                                                   (A DEVELOPMENT STAGE COMPANY)
                                                   NOTES TO FINANCIAL STATEMENTS
                                                               December 31, 2001
--------------------------------------------------------------------------------

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

       Cash
       The Company deposits its cash with what it considers high-credit, quality financial institutions. At times, balances are in excess of the Federal Deposit Insurance Corporation insured limit. As of December 31, 2001, the uninsured portions of the balances at the financial institutions aggregated to $3,151.

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

                                                                  EDULINK, INC.,
                                                       dba THE LEARNING PRIORITY
                                                   (A DEVELOPMENT STAGE COMPANY)
                                                   NOTES TO FINANCIAL STATEMENTS
                                                               December 31, 2001
--------------------------------------------------------------------------------

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

       Loss per Share
       Basic loss per share is computed by dividing loss available to common shareholders by the weighted-average number of common shares outstanding. Diluted loss per share is computed similar to basic loss per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been

                                                                  EDULINK, INC.,
                                                       dba THE LEARNING PRIORITY
                                                   (A DEVELOPMENT STAGE COMPANY)
                                                   NOTES TO FINANCIAL STATEMENTS
                                                               December 31, 2001
--------------------------------------------------------------------------------

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

       issued and if the additional common shares were dilutive. Because the Company has incurred net losses, basic and diluted loss per share are the same.

Estimates

       The preparation of financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

NOTE 3 - ACCOUNTS PAYABLE

       On January 5, 2000, the Company entered into an agreement with its major vendor and the vendor's affiliates to settle a disputed amount of a contractual obligation arising from a software development contract. The agreement calls for a settlement of the entire outstanding balance for $1,000,000 within the period specified by the agreement. The Company has agreed to pay the vendor at specified dates 15% of the net financing proceeds it receives pursuant to its financing activities. During the year ended December 31, 2000, the Company paid $600,000 to this vendor and its affiliates in accordance with the settlement agreement. The remaining balance of $400,000 is included in the accounts payable balance at December 31, 2001.

       In addition, the agreement states that the Company will assign to the vendor intellectual property rights of the software developed if the $1,000,000 obligation is not paid by December 31, 2001. As of December 31, 2001, the vendor agreed to extend this agreement until further notice.

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

       During December 2001, the Company obtained a loan for $250,000 to be received in two installments. The first installment of $100,000 was received on December 5, 2001. The second installment of $150,000 is to be received on January 5, 2002. The note bears interest at 10% (annual percentage rate 10.47%) and matures on March 31, 2002. The loan may be converted at the lender's request into common stock. The number of shares will be determined by dividing $0.05 into that portion of the money owed by the Company.

       The lender was also assigned an aggregate of 6,000,000 existing warrants to purchase shares of the Company's common stock at an exercise price of $0.0022 per share. Of these warrants, 2,400,000 were assigned upon the debtor's receipt of the first $100,000 loan installment, and 3,600,000 are to be assigned upon the debtor's receipt of the last $150,000 loan installment.

       The proceeds of the $100,000 loan have been allocated between the note payable and the warrants based on their relative fair value. The resulting interest will be amortized over the term of the loan. At December 31, 2001, the loan is shown net of amortized interest of $35,850.

                                                                  EDULINK, INC.,
                                                       dba THE LEARNING PRIORITY
                                                   (A DEVELOPMENT STAGE COMPANY)
                                                   NOTES TO FINANCIAL STATEMENTS
                                                               December 31, 2001
--------------------------------------------------------------------------------

NOTE 5 - COMMITMENTS AND CONTINGENCIES

Lease

       The Company co-leases its facility under an operating lease agreement with an unrelated third party, which expires in November 2002. Future gross and Company commitments at December 31, 2001 were $106,673 and $37,335, respectively. Rent expense was $62,067, $68,426, and $31,711 for the years ended December 31, 2001, 2000, and 1999, respectively.

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

       In 2000, following the issuance of warrants for completion of the design phase of the Company's educational software product but prior to the issuance of any of the remaining warrants, the agreements were amended to eliminate the right to receive the remaining warrants in exchange for $50,000 additional salary in 2000 for each officer and a base salary of $300,000 in 2001 for each of the President and Chief Executive Officer, and $30,000 additional salary in 2000 for the Senior Vice President, who also received in February 2000 additional warrants to purchase 34,305,000 shares of common stock at an exercise price of $.0022 per share.


NOTE 6 - RELATED PARTY TRANSACTIONS

       During the year ended December 31, 2000, the Company over-reimbursed $10,000 to such shareholder, which is recorded in the accompanying balance sheet as due from related party.

       During the year ended December 31, 2000, a member of the Board of Directors was paid $30,000 for consulting services provided to the Company.


NOTE 7 - SHAREHOLDERS' EQUITY

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

       During the year ended December 31, 1997, the Company issued 17,152,942 shares of common stock in connection with a private placement for $431,500, net

                                                                  EDULINK, INC.,
                                                       dba THE LEARNING PRIORITY
                                                   (A DEVELOPMENT STAGE COMPANY)
                                                   NOTES TO FINANCIAL STATEMENTS
                                                               December 31, 2001
--------------------------------------------------------------------------------

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

                                                                  EDULINK, INC.,
                                                       dba THE LEARNING PRIORITY
                                                   (A DEVELOPMENT STAGE COMPANY)
                                                   NOTES TO FINANCIAL STATEMENTS
                                                               December 31, 2001
--------------------------------------------------------------------------------

NOTE 7 - SHAREHOLDERS' EQUITY (Continued)

         Common Stock Warrants (Continued)

         A summary of the Company's warrant activity is listed below:

                                                                         Weighted-       Weighted-
                                                       Weighted-          Average         Average
                                                        Average           Exercise        Exercise
                          Stock           Stock       Remaining           Price of        Price of
    Exercise           Warrants        Warrants       Contractual         Warrants        Warrants
       Price        Outstanding      Exercisable            Life        Outstanding      Exercisable
------------------  -----------     ---------------  ----------------   -----------     ---------------
$         0.0022     179,646,185     166,373,069        3.25 years     $     0.0022    $      0.0022
$         0.0100       1,143,529       1,143,529        3.00 years     $     0.0100    $      0.0100
$         0.0350      46,598,824      46,598,824        3.06 years     $     0.0350    $      0.0350
                   -------------   -------------
                     227,388,538     214,115,422
                   =============   =============

       The fair value of the warrants was calculated using the Black-Scholes option valuation model with the following weighted-average assumptions for the years ended December 31, 2001 and 2000: dividend yields of 0% and 0%, respectively; risk free interest rates of 2% and 6%, respectively; expected volatility of 100% and 100%, respectively; and expected lives of four months and seven years, respectively.

       The weighted-average fair value of the warrants issued during the years ended December 31, 2001 and 2000 was $0.05 and $0.12, respectively.

       Options
       A summary of the Company's option activity is listed below:

                                                                    Weighted-      Weighted-
                                                    Weighted-        Average        Average
                                                     Average         Exercise       Exercise
                     Stock           Stock          Remaining        Price of       Price of
    Exercise        Options        Options         Contractual        Options        Options
      Price       Outstanding     Exercisable         Life          Outstanding    Exercisable
--------------    -----------    ---------------  ----------------  -----------   ----------------
$      0.0250      3,000,000        3,000,000        5.88 years     $   0.0250    $      0.0250
$      0.2500      1,000,000        1,000,000        5.67 years     $   0.2500    $      0.2500
                  ----------     ------------
                   4,000,000        4,000,000
                  ==========     ============

                                                                  EDULINK, INC.,
                                                       dba THE LEARNING PRIORITY
                                                   (A DEVELOPMENT STAGE COMPANY)
                                                   NOTES TO FINANCIAL STATEMENTS
                                                               December 31, 2001
--------------------------------------------------------------------------------

NOTE 7 - SHAREHOLDERS' EQUITY (Continued)

       Options (Continued)
       The Company has adopted the disclosure-only provisions of SFAS No. 123. Accordingly, no compensation cost other than that required to be recognized by APB 25 for the difference between the fair value of the Company's common stock at the grant date and the exercise price of the options has been recognized. Had compensation cost for the Company's stock option plan been determined based on the fair value at the grant date for awards consistent with the provisions of SFAS No. 123, the Company's net loss and loss per share for the years ended December 31, 2001, 2000, and 1999 would have been increased to the pro forma amounts indicated below:

                                                    2001              2000               1999
                                              ---------------    ---------------     -------------
Net loss as reported                          $   (2,844,647)    $  (7,426,105)      $   (153,956)
Net loss, pro forma                           $   (2,874,647)    $  (7,452,475)      $   (153,956)
Basic loss per share as reported              $                  $       (0.01)      $          -
Basic loss per share, pro forma               $            -     $       (0.01)      $          -


       The fair value of these options was estimated at the date of grant using the minimum value method with the following weighted-average assumptions for the year ended December 31, 2001: dividend yield of 0%, risk-free interest rate of 2%, and expected life of four months. The weighted-average exercise price was $0.05 at December 31, 2001.

       The weighted-average fair value of the options issued during the year ended December 31, 2001 was $0.01.

       Compensation expense of $150,823 and $87,983 was recognized as a result of the issuance of stock options during the years ended December 31, 2001 and 2000, respectively.

                                                                  EDULINK, INC.,
                                                       dba THE LEARNING PRIORITY
                                                   (A DEVELOPMENT STAGE COMPANY)
                                                   NOTES TO FINANCIAL STATEMENTS
                                                               December 31, 2001
--------------------------------------------------------------------------------

NOTE 8 - INCOME TAXES

       The Company has incurred no income tax expenses since inception. The actual tax benefit differs from the expected tax benefit computed by applying the United States federal corporate tax rate of 34% to loss before income taxes as follows:

                                                2001             2000                1999
                                          -------------     ---------------     --------------
 Expected tax benefit                     $    (990,000)    $    (2,525,000)    $       (8,000)
 State income taxes, net of federal
   benefit                                      (28,000)            (73,000)                 -
 Changes in valuation allowance               1,018,000           2,598,000              8,000
                                          -------------     ---------------     --------------
     Total                                $           -     $             -     $            -
                                          =============     ===============     ==============

       The tax effects of temporary differences that give rise to deferred tax assets were as follows:

                                                2001              2000               1999
                                          -------------     --------------      --------------
Net operating loss carryforwards          $   2,712,000     $     2,040,000     $      317,000
Software development costs
  capitalized for tax purposes                2,883,000           2,417,000          1,210,000
                                          -------------     ---------------     --------------

                                              5,595,000           4,457,000          1,527,000
Less valuation allowance                      5,595,000           4,457,000          1,527,000
                                          -------------     ---------------     --------------

    Total                                 $           -     $             -     $            -
                                          =============     ===============     ==============

       At December 31, 2001, the Company had federal and state net operating loss carryforwards of approximately $6,779,000 and $2,549,000, respectively, which begin to expire in 2011 and 2002, respectively.

                                                                  EDULINK, INC.,
                                                       dba THE LEARNING PRIORITY
                                                   (A DEVELOPMENT STAGE COMPANY)
                                                   NOTES TO FINANCIAL STATEMENTS
                                                               December 31, 2001
--------------------------------------------------------------------------------

NOTE 9 - SUMMARIZED QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

       Summary data relating to the results of operations for each quarter of the year ended December 31, 2001 is as follows:

                                                  For the Three Months Ended
                                  -------------------------------------------------------------------
                                  December 31,      September 30,        June 30,         March 31,
                                      2001              2001               2001              2001
                                  ------------      -------------     -------------     -------------
Income
  Interest                        $         795     $       3,196     $       9,037     $      11,764
                                  -------------     -------------     -------------     -------------
Expense
  Software development
     costs                              101,651           149,941           207,050           706,627
  General and
     administrative costs               453,433           447,877           358,933           443,927
                                  -------------     -------------     -------------     -------------

       Total expenses                   555,084           597,818           565,983         1,150,554
                                  -------------     -------------     -------------     -------------

Net loss                          $    (554,289)    $    (594,622)    $    (556,946)    $  (1,138,790)
                                  =============     =============     =============     =============

Basic and diluted
  loss per share                  $        --       $        --       $        --       $        --
                                  =============     =============     =============     =============

Weighted-average
  shares used in
  computation of
  basic and diluted
  loss per share                    820,695,100       811,760,917       802,708,269       801,644,167
                                  =============     =============     =============     =============

NOTE 10 - SUBSEQUENT EVENTS

       On January 5, 2002, the Company received $100,000 as the second installment on a partial loan outstanding as of December 31, 2001. The Company received the remaining $50,000 in February 2002.

       On February 1, 2002, the Company entered into agreements with three consulting companies (collectively, the "Group") that agreed to provide consulting investment banking services, investment relations services, and marketing services. The Group is entitled to receive options to purchase shares of the Company's common stock, 50% of such options to be provided immediately and the balance upon the Company's receipt of at least $1,500,000 in financing. The exercise price of these options is $0.0001 per share.

                                                                  EDULINK, INC.,
                                                       dba THE LEARNING PRIORITY
                                                   (A DEVELOPMENT STAGE COMPANY)
                                                   NOTES TO FINANCIAL STATEMENTS
                                                               December 31, 2001
--------------------------------------------------------------------------------

NOTE 10 - SUBSEQUENT EVENTS (Continued)

       The total number of options that will be issued to one of the consulting companies is 56,000,000, and the other two companies will receive options equal to 9% of the Company's fully-diluted shares as of February 4, 2002. This percentage will be calculated as if all outstanding warrants and options had been exercised, including stock options that were authorized and issued to employees, consultants, and Board members (whether vested or unvested).

                                  EXHIBIT INDEX

                                  EDULINK, INC.
                           ANNUAL REPORT ON FORM 10-K
                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2001

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

     10.4       Amendment to Rescigno Warrant Agreement, dated September 15,
                1999.*

     10.5       Warrant Agreement with Dorothy Tucker, dated September 15,
                1999.*

     10.6       Warrant Agreement with Kathleen McGuire, dated September 15,
                1999.*

     10.7       Warrant Agreement with Ian Rescigno, dated February 1, 2000. *

     10.8       Warrant Agreement with Ian Rescigno, dated June 7, 2000. *

     10.9       Warrant Agreement with Ronald C. Rescigno, dated June 7, 2000. *

    10.10       Warrant Agreement with Michael Rosenfeld, dated June 7, 2000. *

    10.11       Specimen of common stock certificate*

    10.12 Agreement with Saatchi & Saatchi North America, Inc. dated January 5, 2000. *

    10.13 Employment Agreement between Michael Rosenfeld and EduLink Inc., dated September 4, 1999. *

    10.14       Amendment to Rosenfeld Employment Agreement, dated February 1,
                2000. *

    10.15       Amendment to Rosenfeld Employment Agreement, dated August 21,
                2000. *

    10.16       Amendment to Rosenfeld Employment Agreement, dated November 1,
                2000. *

    10.17 Employment Agreement between Ronald C. Rescigno and EduLink Inc., dated September 4, 1999. *

    10.18       Amendment to Dr. Rescigno Employment Agreement dated February 1,
                2000. *

    10.19       Amendment to Dr. Rescigno Employment Agreement, dated August 21,
                2000. *

    10.20 Amendment to Dr. Rescigno Employment Agreement, dated November 1, 2000. *

    10.21 Employment Agreement between Ian Rescigno and EduLink Inc., dated September 4, 1999. *

    10.22 Amendment to Ian Rescigno Employment Agreement, dated February 1, 2000. *

    10.23       Amendment to Ian Rescigno Employment Agreement, dated
                August 21, 2000. *

    10.24 Agreement with Science Applications International Corporation, dated October 1, 1999. *

    10.25       Agreement with McGuire and Associates, dated February 1, 2000.*

    10.26 License Agreement with The Regents of the University of California, dated September 12, 2000. *

    10.27       Agreement with Howard Ash, dated November 1, 2000. *

    10.28 License Agreement with Science Applications International Corporation, dated December 27, 2000. *

    10.29 Agreement with Science Applications International Corporation, dated May 15, 2001.

-------------------------
* Previously Filed