Form 10-Q
period 2002-03-31
EDULINK INC
filed 2002-05-14
CIK 1023008

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2002
                                       or

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

     As of March 31, 2002, there were 819,695,100 outstanding shares of the Registrant's Common Stock, $0.001 par value.

                                        EDULINK, INC., DBA THE LEARNING PRIORITY
                                                   (A DEVELOPMENT STAGE COMPANY)
                                                            FINANCIAL STATEMENTS
                                                     AS OF DECEMBER 31, 2001 AND
                                                  MARCH 31, 2002 (UNAUDITED) AND
                                                      FOR THE THREE MONTHS ENDED
                                             MARCH 31, 2002 AND 2001 (UNAUDITED)
















EduLink Mar02 Rev     #2246


                                                                           EDULINK, INC., DBA THE LEARNING PRIORITY
                                                                                      (A DEVELOPMENT STAGE COMPANY)
                                                                                                           CONTENTS
                                                                   DECEMBER 31, 2001 AND MARCH 31, 2002 (UNAUDITED)

--------------------------------------------------------------------------------------------------------------------


                                                                                                            Page
FINANCIAL INFORMATION
Item 1. Unaudited Financial Statements

     Balance Sheets at March 31, 2002 and December 31, 2001 (unaudited)                                       1

     Statements of Operations for the three months ended March 31, 2002 and 2001 (unaudited)
      and for the period from January 25, 1996 (inception) to March 31, 2002 (unaudited)                      2

     Statements of Cash Flows for the three months ended March 31, 2002 and 2001 (unaudited)
      and for the period from January 25, 1996 (inception) to March 31, 2002 (unaudited)                    3 - 4

     Notes to Financial Statements (unaudited)                                                              5 - 9

Item 2. Management's Discussion and Analysis of Financial Condition
           and Results of Operations                                                                        10-12

SIGNATURES                                                                                                    13

  Unless otherwise indicated, all references to "EduLink," "we," "us" and "our" refer to EduLink, Inc. and its predecessor.

                                CAUTIONARY NOTICE
                      REGARDING FORWARD-LOOKING STATEMENTS

     This report contains statements that we believe are "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements generally can be identified by the use of forward-looking terminology such as "may," "will," "expect," "should," "intend," "estimate," "anticipate," "believe," "plan," "continue" or similar terminology. We undertake no obligation to publicly update or revise any forward-looking statements contained in this report. These forward-looking statements are not guarantees of future performance and are subject to risks, uncertainties and other factors, some of which are beyond our control, that could cause actual results to differ materially from those we express or imply in those forward-looking statements. These risks, uncertainties and other factors include, but are not limited to, the raising of additional capital, the acceptance of our products in the market, competition, the status of our intellectual property and our dependence on educational customers for sales of our specialized educational products, statements regarding our competitive strengths, business strategy, expected benefits of any acquisition, future financial position, budgets, projected costs and plans and objectives of management. Other uncertainties related to our business and securities, which are traded on the OTC Bulletin Board, are outlined in our Annual Report on Form 10-K for the fiscal year ended December 31, 2001.


                                                                            EDULINK, INC., DBA THE LEARNING PRIORITY
                                                                                       (A DEVELOPMENT STAGE COMPANY)
                                                                                                      BALANCE SHEETS
                                                                    DECEMBER 31, 2001 AND MARCH 31, 2002 (UNAUDITED)
--------------------------------------------------------------------------------------------------------------------


                                     ASSETS

                                                                                   March 31,       December 31,
                                                                                      2002               2001
                                                                                ---------------    ----------------
                                                                                 (Unaudited)
CURRENT ASSETS
     Cash                                                                       $        35,015        $    103,151
     Prepaid expenses and other current assets                                           27,545              27,545
                                                                                ---------------    ----------------

         Total current assets                                                            62,560             130,696

PROPERTY AND EQUIPMENT, net                                                              26,334              23,971
DEPOSIT                                                                                   2,198               2,198
                                                                                ---------------    ----------------

                      TOTAL ASSETS                                              $        91,092    $        156,865
                                                                                ===============    ================


                      LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
     Bridge notes payable, net of unamortized discount                          $       350,000    $        164,150
     Accounts payable and accrued expenses                                              682,819             633,313
     Accrued expenses                                                                    40,625              40,625
                                                                                ---------------    ----------------

         Total current liabilities                                                    1,073,444             838,088
                                                                                ---------------    ----------------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' DEFICIT
     Common stock, $0.001 par value
         1,500,000,000 shares authorized
         821,695,100 (unaudited) and 821,695,100 shares
              issued and outstanding                                                    821,696             821,696
     Shares committed to be issued                                                      100,000             100,000
     Additional paid-in capital                                                      12,552,043          12,432,519
     Deficit accumulated during the development stage                               (14,456,091)        (14,035,438)
                                                                                ---------------    ----------------

                  Total stockholders' deficit                                          (982,352)           (681,223)
                                                                                ---------------    ----------------

                      TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT               $        91,092    $        156,865
                                                                                ===============    ================


   The accompanying notes are an integral part of these financial statements.


                                                                            EDULINK, INC., DBA THE LEARNING PRIORITY
                                                                                       (A DEVELOPMENT STAGE COMPANY)
                                                                                            STATEMENTS OF OPERATIONS
                                                  FOR THE THREE MONTHS ENDED MARCH 31, 2002 AND 2001 (UNAUDITED) AND
                                      FOR THE PERIOD FROM JANUARY 25, 1996 (INCEPTION) TO MARCH 31, 2002 (UNAUDITED)

-------------------------------------------------------------------------------------------------------------------

                                                                                                       For the
                                                                                                     Period from
                                                                              For the                January 25,
                                                                       Three Months Ended               1996
                                                                             March 31,             (Inception) to
                                                                ---------------------------------     March 31,
                                                                      2002              2001             2002
                                                                ----------------  ---------------  ----------------
                                                                 (unaudited)       (unaudited)      (unaudited)
INCOME
   Interest                                                     $            113  $        11,764  $        144,222
                                                                ----------------  ---------------  ----------------

EXPENSES
   Software development costs                                             12,884          706,627         7,220,268
   General and administrative                                            407,882          443,927         7,380,045
                                                                ----------------  ---------------  ----------------

     Total expenses                                                      420,766        1,150,554        14,600,313
                                                                ----------------  ---------------  ----------------

NET LOSS                                                        $       (420,653) $  (1,138,790)   $    (14,456,091)
                                                                ================  ===============  ================

BASIC AND DILUTED LOSS PER SHARE                                $              -  $             -  $          (0.03)
                                                                ================  ===============  ================

WEIGHTED-AVERAGE SHARES USED TO COMPUTE
   BASIC AND FULLY DILUTED LOSS PER SHARE                            821,695,000      801,644,167       533,265,184
                                                                ================  ===============  ================



   The accompanying notes are an integral part of these financial statements.


                                                                            EDULINK, INC., DBA THE LEARNING PRIORITY
                                                                                       (A DEVELOPMENT STAGE COMPANY)
                                                                                            STATEMENTS OF CASH FLOWS
                                                  FOR THE THREE MONTHS ENDED MARCH 31, 2002 AND 2001 (UNAUDITED) AND
                                      FOR THE PERIOD FROM JANUARY 25, 1996 (INCEPTION) TO MARCH 31, 2002 (UNAUDITED)

--------------------------------------------------------------------------------------------------------------------

                                                                                                       For the
                                                                                                     Period from
                                                                               For the                January 25,
                                                                        Three Months Ended               1996
                                                                               March 31,            (Inception) to
                                                                ---------------------------------      March 31,
                                                                      2002              2001             2002
                                                                ----------------  ---------------  ----------------
                                                                 (unaudited)       (unaudited)      (unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
   Net loss                                                     $       (420,653) $    (1,138,790) $    (14,456,091)
   Adjustments to reconcile net loss to net cash
     used in operating activities
       Common stock issued for software development
         costs                                                                 -                -             5,000
       Common stock issued for professional services                           -                -            70,000
       Common stock issued for related party payable                           -                -           140,403
       Compensation waived by officers                                         -                -           130,000
       Warrants and options issued for services                           37,706                -         3,369,012
       Amortization of debt discount                                     117,668                -           129,618
       Depreciation expense                                                    -                -            13,658
       (Increase) decrease in
         Due from related party                                                -           10,000                 -
         Prepaid expenses and other current assets                             -          (25,208)          (27,545)
         Deposit                                                               -                -            (2,198)
       Increase (decrease) in
         Accounts payable and accrued expenses                            49,506          (62,210)          682,819
         Compensation payable                                                  -          (30,000)                -
         Due to related party                                                  -                -                 -
         Accrued expenses                                                      -           18,550            64,625
                                                                ----------------  ---------------  ----------------

Net cash used in operating activities                                   (215,773)      (1,227,658)       (9,880,699)
                                                                ----------------  ---------------  ----------------

CASH FLOWS FROM INVESTING ACTIVITIES
   Purchase of property and equipment                                     (2,363)          (7,752)          (39,992)
                                                                ----------------  ---------------  ----------------

Net cash used in investing activities                                     (2,363)          (7,752)          (39,992)
                                                                ----------------  ---------------  ----------------

   The accompanying notes are an integral part of these financial statements.



                                                                            EDULINK, INC., DBA THE LEARNING PRIORITY
                                                                                       (A DEVELOPMENT STAGE COMPANY)
                                                                                            STATEMENTS OF CASH FLOWS
                                                  FOR THE THREE MONTHS ENDED MARCH 31, 2002 AND 2001 (UNAUDITED) AND
                                      FOR THE PERIOD FROM JANUARY 25, 1996 (INCEPTION) TO MARCH 31, 2002 (UNAUDITED)

--------------------------------------------------------------------------------------------------------------------

                                                                                                       For the
                                                                                                     Period from
                                                                              For the                 January 25,
                                                                        Three Months Ended               1996
                                                                             March 31,              (Inception) to
                                                                ---------------------------------      March 31,
                                                                      2002              2001             2002
                                                                ----------------  ---------------  ----------------
                                                                 (unaudited)       (unaudited)      (unaudited)
CASH FLOWS FROM FINANCING ACTIVITIES
   Proceeds from issuance of bridge notes                       $        150,000  $             -  $        625,000
   Repayment of bridge notes                                                   -                -           (50,000)
   Proceeds from issuance of common stock                                      -                -         9,777,579
   Cost of issuance of common stock                                            -                -          (396,873)
                                                                ----------------  ---------------  ----------------

Net cash provided by financing activities                                150,000                -         9,955,706
                                                                ----------------  ---------------  ----------------

Net increase (decrease) in cash                                          (68,136)      (1,235,410)           35,015

CASH, BEGINNING OF PERIOD                                                103,151        2,022,147                 -
                                                                ----------------  ---------------  ----------------

CASH, END OF PERIOD                                             $         35,015  $       786,737  $         35,015
                                                                ================  ===============  ================


SUPPLEMENTAL DISCLOSURES OF CASH FLOW
   INFORMATION

     INTEREST PAID                                              $              -  $             -  $              -
                                                                ================  ===============  ================

     INCOME TAXES PAID                                          $            800  $           800  $          4,000
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

                                        EDULINK, INC., DBA THE LEARNING PRIORITY
                                                   (A DEVELOPMENT STAGE COMPANY)
                                                   NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 2001 AND MARCH 31, 2002 (UNAUDITED)
--------------------------------------------------------------------------------


NOTE 1 - DESCRIPTION OF BUSINESS

         EduLink, Inc., dba The Learning Priority ("EduLink") was originally incorporated in January 1994 as a Nevada corporation under the name URREA Enterprises, Inc. ("URREA") as a development stage company. In October 1999, URREA and EduLink agreed to merge, with URREA surviving the merger and the stockholders of EduLink receiving an aggregate of 7,776,000 shares of URREA common stock. At the time, URREA had no assets or liabilities and a net asset value of $0. EduLink entered into the merger in order to achieve the value of being a publicly traded company. Immediately after the merger, URREA changed its name to EduLink, Inc., dba The Learning Priority (the "Company").

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

         Going Concern Issues
         The Company has received a report on its financial statements for the year ended December 31, 2001 from its independent auditors that includes an explanatory paragraph describing the Company's uncertainty to continue as a going concern. These financial statements contemplate the ability to continue as such and do not include any adjustments that might result from this uncertainty.

         Interim Unaudited Financial Information
         The unaudited financial information furnished herein reflects all adjustments, consisting only of normal recurring adjustments, which in the opinion of management, are necessary to fairly state the Company's financial position, the results of operations, and cash flows for the periods presented. The results of operations for the three months ended March 31, 2002 are not necessarily indicative of results for the entire fiscal year ending December 31, 2002. The information with respect to the three months ended March 31, 2002 and 2001 is unaudited.

                                        EDULINK, INC., DBA THE LEARNING PRIORITY
                                                   (A DEVELOPMENT STAGE COMPANY)
                                                   NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 2001 AND MARCH 31, 2002 (UNAUDITED)
--------------------------------------------------------------------------------


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

         Stock-Based Compensation
         SFAS No. 123, "Accounting for Stock-Based Compensation," establishes and encourages the use of the fair value based method of accounting for stock-based compensation arrangements under which compensation cost is determined using the fair value of stock-based compensation determined as of the date of grant and is recognized over the periods in which the related services are rendered. The statement also permits companies to elect to continue using the current implicit value accounting method specified in Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," to account for stock-based compensation issued to employees. The Company has elected to use the intrinsic value based method and has disclosed the pro forma effect of using the fair value based method to account for its stock-based compensation.

                                        EDULINK, INC., DBA THE LEARNING PRIORITY
                                                   (A DEVELOPMENT STAGE COMPANY)
                                                   NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 2001 AND MARCH 31, 2002 (UNAUDITED)
--------------------------------------------------------------------------------


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

         Recently Issued Accounting Pronouncements
         In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections." SFAS No. 145 updates, clarifies, and simplifies existing accounting pronouncements. This statement rescinds SFAS No. 4, which required all gains and losses from extinguishment of debt to be aggregated and, if material, classified as an extraordinary item, net of related income tax effect. As a result, the criteria in APB No. 30 will now be used to classify those gains and losses. SFAS No. 64 amended SFAS No. 4 and is no longer necessary as SFAS No. 4 has been rescinded. SFAS No. 44 has been rescinded as it is no longer necessary. SFAS No. 145 amends SFAS No. 13 to require that certain lease modifications that have economic effects similar to sale-leaseback transactions be accounted for in the same manner as sale-lease transactions. This statement also makes technical corrections to existing pronouncements. While those corrections are not substantive in nature, in some instances, they may change accounting practice. The Company does not expect adoption of SFAS No. 145 to have a material impact, if any, on its financial position or results of operations.

                                        EDULINK, INC., DBA THE LEARNING PRIORITY
                                                   (A DEVELOPMENT STAGE COMPANY)
                                                   NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 2001 AND MARCH 31, 2002 (UNAUDITED)
--------------------------------------------------------------------------------


NOTE 3 - CASH

         The Company maintains its cash in a bank located in California. The balance is insured by the Federal Deposit Insurance Corporation up to $100,000. As of March 31, 2002, the Company did not have any uninsured cash.


NOTE 4 - BRIDGE NOTES PAYABLE

         Bridge notes represent two notes payable at 10% (annual percentage rate 10.47%) per annum as follows:

                  Bridge note #1                      $        100,000
                  Bridge note #2 (a)                           250,000
                                                      ----------------

                      TOTAL                           $        350,000
                                                      ================

         (a) During December 2001, the Company obtained a loan for $250,000 to be received in two installments. The first installment of $100,000 was received in December 2001. The second installment of $150,000 was received in January 2002. The note matures on March 31, 2002 and may be converted at the lender's request into common stock. The number of shares will be determined by dividing $0.05 into that portion of the money owed by the Company.

                  The lender was also assigned an aggregate of 6,000,000 existing warrants to purchase shares of the Company's common stock at an exercise price of $0.0022 per share. Of these warrants, 2,400,000 were assigned upon the debtor's receipt of the first $100,000 loan installment, and 3,600,000 are to be assigned upon the debtor's receipt of the last $150,000 loan installment.

                  The proceeds of the $250,000 loan have been allocated between the note payable and the warrants based on their relative fair value. The resulting interest expense associated with these warrants assigned was $129,168, of which $117,668 was recorded during the three months ended March 31, 2002.

         Both of the bridge notes payable are currently due for payment, and the Company is in default. The creditors have not initiated any action against the Company.

                                        EDULINK, INC., DBA THE LEARNING PRIORITY
                                                   (A DEVELOPMENT STAGE COMPANY)
                                                   NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 2001 AND MARCH 31, 2002 (UNAUDITED)
--------------------------------------------------------------------------------


NOTE 5 - COMMITMENTS

         Lease
         The Company co-leases its facility under an operating lease agreement with an unrelated third party, which expires in November 2002. Future gross and Company commitments at December 31, 2001 were $106,673 and $37,335, respectively. Rent expense was $62,067, $9,100 (unaudited), and $13,792 (unaudited) for the year ended December 31, 2001 and the three months ended March 31, 2002 and 2001, respectively.

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

                                        EDULINK, INC., DBA THE LEARNING PRIORITY
                                                   (A DEVELOPMENT STAGE COMPANY)
                                                   NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 2001 AND MARCH 31, 2002 (UNAUDITED)
--------------------------------------------------------------------------------


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

The Company originally estimated that it needed a total of approximately $8.5 million to produce, alpha test, beta test and launch the System for grades 7th and 8th only. The Company now intends to include all grades from 3rd through 12th as well as the home-school market. The Company estimates that it needs an additional $5.5 million to complete the modifications required for the System's application to the home-school market and for grades 3rd through 6th and 9th through 12th, to license third party curriculum content for grades 3rd through 6th, 9th through 12th, to beta test, launch and market the system for grades 3rd through 12th, to complete the production of additional enabling tools, to provide the infrastructure to market and exploit the Company's technologies, and to commence the creation of proprietary curriculum content for two additional grades, 9th and 10th. It has raised a total of approximately $9.3 million, net of expenses, towards the goal of a total $14 million as of March 31, 2002, primarily through the December 1999 private placement of common stock.

The Company expects that expenses (including software development costs and general and administrative costs) will be approximately $5 million per year from 2002 to 2004, to create curriculum content for two additional grade levels each year, to alpha test and beta test the content so created, to produce additional software tools, to upgrade technologies to continue operations, to increase marketing activities for the Smart Schoolhouse system and to continue marketing the Company's technologies for application in markets outside of the 3rd through 12th U.S. education market.

RESULTS OF OPERATIONS

         Three Months Ended March 31, 2002 as compared to Three Months Ended March 31, 2001

                                           FOR THREE MONTHS ENDED MARCH 31,
         Income statement:                    2002                  2001
                                       -----------------      ---------------
        Revenue                         $           -         $           -
        Interest income                 $          113        $       11,764

        Software development costs      $        12,884       $      706,627
        General and administrative
           expenses                     $       407,882       $      443,927
        Total Expenses                  $       420,766       $    1,150,554

        Net loss                        $      420,653        $    1,138,790

                                        EDULINK, INC., DBA THE LEARNING PRIORITY
                                                   (A DEVELOPMENT STAGE COMPANY)
                                                   NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 2001 AND MARCH 31, 2002 (UNAUDITED)
--------------------------------------------------------------------------------


REVENUE
EduLink is a development stage enterprise and has spent most of its efforts during the past five years in developing its Smart Schoolhouse system web based software initially for the 7th and 8th grades, and now also for 3rd through 6th and 9th through 12th grades as well as the home-school market, which is intended to be launched upon the start of the next customary school year in September, 2002 following the completion of the beta test and resultant modifications to the system, if any. Accordingly, EduLink has not generated any revenues to date. EduLink's cumulative losses from inception through March 31, 2002 are $14,456,091.

         Interest Income
Interest income in 2002 arose from investment of capital raised through the December 1999 private placement of common stock.

         Software Development Costs
Software development costs decreased by $693,743 to $12,884 for the quarter ended March 31, 2002, from $706,627 for the quarter ended March 31, 2001. The decrease in software development costs resulted from the completion of a part of EduLink's software development activities after the third quarter 2001. Moreover, the Company paid various consulting firms and individual contractors for the development and promotion of the Smart Schoolhouse system in the first quarter, 2001.

         General and Administrative Expenses
General and administrative expenses decreased by $36,045 to $407,882 for the quarter ended March 31, 2002, compared with $443,927 for the quarter ended March 31, 2001. The main reasons for the variance are decrease of G & A payroll, wages and bonus expenses, legal fees, rent and equipment rental expenses in the first quarter ending March 31, 2002, as compared to the first quarter ending March 31, 2001.

The Company's payroll and payroll related expenses decreased by $154,350 to $90,950 in the first quarter ending March 31, 2002 from $245,300 in the first quarter ending March 31, 2001. In the first quarter ending March 31, 2001, the Company paid a bonus of $140,000 to Company's executive officers, in return for the termination of warrants; moreover, the Company's Westlake office was closed during the first quarter ending March 31, 2002, resulting in the termination of one employee who had received compensation during the first quarter ending March 31, 2001.

The Company's rent and equipment rental expenses decreased by $7,496 to $9,100 in the first quarter ending March 31, 2002 from $16,596 in the first quarter ending March 31, 2001, as a result of the closing of Company's Westlake office. Legal fees decreased by $31,645 to $7,503 during the first quarter ending March 31, 2002 from $39,148 during the first quarter ending March 31, 2001 because Company's requirement for legal services during the first quarter ending March 31, 2002 were limited.

The compensation expense of $37,706 during the first quarter ending March 31, 2002 relates to warrants that had been issued to three of Company's officers upon the completion of the Design base of Company's Smart Schoolhouse, compared to total compensation expenses relating to those same warrants of $150,823 for the twelve month period ending December 31, 2001. Interest expenses increased by $107,668 to $117,668 during the first quarter ending March 31, 2002 from $10,000 during the first quarter ending March 31, 2001 as a result of the assignment of 6,000,000 of those same warrants by Company's officers to a bridge lender; however, as a result of that assignment, compensation expenses relating to the warrants assigned by Company's officers to the lender will b reduced by $369,300 over the next five years.

                                        EDULINK, INC., DBA THE LEARNING PRIORITY
                                                   (A DEVELOPMENT STAGE COMPANY)
                                                   NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 2001 AND MARCH 31, 2002 (UNAUDITED)
--------------------------------------------------------------------------------

         Liquidity and Capital Resources

Since 1996, EduLink has financed its working capital needs through capital contributions by stockholders, private placement of common equity and bridge loans. As of March 31, 2002, the Company had cash of approximately $35,015. Cash used in operations was $215,773 for the quarter ended March 31, 2002, and $9,880,699 from inception through March 31, 2002. Cash used in operations during each of these periods was primarily for expenses related to marketing, general and administrative expenses. Since 1996 through March 31, 2002, the Company has raised $9,777,579 through private placements of common stock and seed capital from one of the Company's executives and approximately $625,000 through bridge loans. In August 2000, the Company amended its employment contracts with its President, Chief Executive Officer, and Senior Vice President. The amendments terminated the issuance of an aggregate of 17,152,950 warrants to these officers upon completion of each of the build-out elements, the beta test, and the national launch of the Smart Schoolhouse system. In consideration for the warrant termination, the Company agreed to give $50,000 each to its President and its Chief Executive Officer and $30,000 to its Senior Vice President as compensation. In addition, the President and Chief Executive Officer each received an additional $160,000 during 2001, payable to each officer at the rate of $50,000 in January 2001 and $10,000 per month for eleven consecutive months commencing February 1, 2001. As indicated above under the caption "Overview," the estimated cost of EduLink's development program and its projected expenses over the next twelve months will exceed its current cash resources. EduLink anticipates that it will need to raise an additional $5 million of capital in order to meet its anticipated cash requirements up to the planned launch of the Smart Schoolhouse system for the 3rd through 12th grades. Changes in the Company's development program or other changes affecting operating expenses could alter the timing and amount of expenditures and therefore the amount and timing of when the Company will require additional funding. Our independent auditor, Singer, Lewak, Greenbaum & Goldstein, LLP, has expressed substantial doubt as to Edulink's ability to continue as a going concern for the year ended December 31, 2001 based on significant operating losses that Edulink has uncurred since inception and the fact that Edulink is currently in default of its bridge note payables. EduLink currently plans to raise sufficient additional capital through private placement of its common stock and/or private placement of debt or preferred stock convertible into its common stock to meet its ongoing cash needs, until such time as its business generates cash flow sufficient to fund its operations. However, the additional funding the Company requires may not be available on acceptable terms or at all. If the Company cannot obtain adequate funding, it could be required to significantly curtail or even shutdown operations.

                                        EDULINK, INC., DBA THE LEARNING PRIORITY
                                                   (A DEVELOPMENT STAGE COMPANY)
                                                   NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 2001 AND MARCH 31, 2002 (UNAUDITED)
--------------------------------------------------------------------------------


                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned on its behalf by the undersigned thereunto duly authorized.

                                                        EDULINK, INC.

         Date:  May 10, 2002               By:  /s/ Michael Rosenfeld
                                               --------------------------------
                                                Michael Rosenfeld
                                                Chief Executive Officer
                                                (On behalf of the registrant and
                                                as principal financial officer)