Form 10-Q
period 2002-06-30
EDULINK INC
filed 2002-08-19
CIK 1023008

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2002
                                       or

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

     As of August 15, 2002, there were 821,695,100 outstanding shares of the Registrant's Common Stock, $0.001 par value.

                                  EDULINK, INC., DBA THE LEARNING PRIORITY
                                             (A DEVELOPMENT STAGE COMPANY)
                                                      FINANCIAL STATEMENTS
                                               AS OF DECEMBER 31, 2001 AND
                                             JUNE 30, 2002 (UNAUDITED) AND
                                                  FOR THE SIX MONTHS ENDED
                                        JUNE 30, 2002 AND 2001 (UNAUDITED)

                                        EDULINK, INC., DBA THE LEARNING PRIORITY
                                                   (A DEVELOPMENT STAGE COMPANY)

                                                                        CONTENTS

                                 DECEMBER 31, 2001 AND JUNE 30, 2002 (UNAUDITED)

--------------------------------------------------------------------------------

                                                                         Page

FINANCIAL STATEMENTS

   Balance Sheets                                                        1 - 2

   Statements of Operations                                                3

   Statements of Stockholders' Deficit                                   4 - 6

   Statements of Cash Flows                                             7 - 10

   Notes to Financial Statements                                        11 - 14

                                                                  EDULINK, INC.,
                                                       DBA THE LEARNING PRIORITY
                                                   (A DEVELOPMENT STAGE COMPANY)
                                                                  BALANCE SHEETS
                                 DECEMBER 31, 2001 AND JUNE 30, 2002 (UNAUDITED)

--------------------------------------------------------------------------------

                                     ASSETS

                                                      June 30,    December 31,
                                                        2002         2001
                                                     ---------    ------------
                                                    (unaudited)

CURRENT ASSETS

    Cash                                               $      -    $ 103,151
    Prepaid assets and other current assets              27,545       27,545
                                                      ---------    ---------

      Total current assets                               27,545      130,696

PROPERTY AND EQUIPMENT, net                              26,334       23,971
DEPOSITS                                                  2,198        2,198
                                                      ---------    ---------

              TOTAL ASSETS                             $ 56,077    $ 156,865
                                                      ---------    ---------
                                                      ---------    ---------

                                                                  EDULINK, INC.,
                                                       DBA THE LEARNING PRIORITY
                                                   (A DEVELOPMENT STAGE COMPANY)
                                                                  BALANCE SHEETS
                                 DECEMBER 31, 2001 AND JUNE 30, 2002 (UNAUDITED)

--------------------------------------------------------------------------------

        LIABILITIES AND SHAREHOLDERS' DEFICIT

                                                        June 30,    December 31,
                                                          2002          2001
                                                      ------------  ------------
                                                      (unaudited)
CURRENT LIABILITIES

    Book overdraft                                     $    1,572    $       -
    Bridge notes payable                                  350,000       164,150
    Accounts payable                                      717,213       632,593
    Accrued interest                                       54,800        41,345
    Due to related party                                   21,000             -
                                                      -----------   -----------

      Total current liabilities                         1,144,585       838,088
                                                      -----------   -----------

SHAREHOLDERS' DEFICIT
    Common stock, $0.001 par value
      1,500,000,000 shares authorized
      821,695,100 (unaudited) and 821,695,100 shares
         issued and outstanding                           821,696       821,696
    Shares committed to be issued                         100,000       100,000
    Additional paid-in capital                         12,649,543    12,432,519
    Deficit accumulated during the development stage  (14,659,748)  (14,035,438)
                                                      -----------   -----------

           Total shareholders' deficit                 (1,088,509)     (681,223)
                                                      -----------   -----------

              TOTAL LIABILITIES AND SHAREHOLDERS'
              DEFICIT                                 $    56,076   $   156,865
                                                      -----------   -----------
                                                      -----------   -----------

                                                                  EDULINK, INC.,
                                                       DBA THE LEARNING PRIORITY
                                                   (A DEVELOPMENT STAGE COMPANY)
                                                        STATEMENTS OF OPERATIONS
                                 DECEMBER 31, 2001 AND JUNE 30, 2002 (UNAUDITED)

--------------------------------------------------------------------------------

                                                                                      For the
                                                                                    Period from
                                 For the                        For the              January 25,
                           Three Months Ended               Six Months Ended            1996
                                 June 30,                       June 30,           (Inception) to
                       --------------------------      ------------------------       June 30,
                          2002            2001            2002           2001           2002
                        ---------       --------        --------       -------        --------
INCOME
   Interest            $       17      $    9,037      $     130       $ 20,801     $   144,238
                      -----------     -----------    -----------    -----------     -----------
EXPENSES

   Software
     development
     costs                      -         207,050         12,884        923,277       7,220,268
   General and
     administrative       203,674         358,932        611,556        793,260       7,583,719
                      -----------     -----------    -----------    -----------     -----------

Total expenses            203,674         565,982        624,440      1,716,537      14,803,987
                      -----------     -----------    -----------    -----------     -----------

NET LOSS               $ (203,657)     $ (556,945)    $ (624,310)   $(1,695,736)   $(14,659,749)
                      -----------     -----------    -----------    -----------     -----------
                      -----------     -----------    -----------    -----------     -----------

BASIC AND DILUTED
   LOSS PER
   SHARE               $    (0.00)     $    (0.00)       $ (0.00)    $    (0.00)        $ (0.03)
                      -----------     -----------    -----------    -----------     -----------
                      -----------     -----------    -----------    -----------     -----------

WEIGHTED-AVERAGE
   SHARES USED IN
   COMPUTATION OF
   BASIC AND DILUTED
   LOSS PER SHAR      809,318,480     737,055,116    737,055,116    434,927,295     521,497,871
                      -----------     -----------    -----------    -----------     -----------
                      -----------     -----------    -----------    -----------     -----------

                                                                  EDULINK, INC.,
                                                       DBA THE LEARNING PRIORITY
                                                   (A DEVELOPMENT STAGE COMPANY)
                                             STATEMENTS OF SHAREHOLDERS' DEFICIT
                                 DECEMBER 31, 2001 AND JUNE 30, 2002 (UNAUDITED)

--------------------------------------------------------------------------------

                                                                                             Deficit
                                                                 Shares                    Accumulated
                                            Common Stock        Committed    Additional    During the
                                       -----------------------    to be       Paid-in      Development
                                         Shares      Amount      Issued       Capital        Stage        Total
                                       -----------  ----------  ---------   -----------    ----------   ----------
BALANCE, JANUARY 25, 1996 (INCEPTION)            -         $ -        $ -           $ -           $ -          $ -
SALE OF COMMON STOCK                    28,302,353      28,302                  594,575                    622,877
SHARES ISSUED TO FOUNDERS              233,280,000     233,280                 (233,280)                         -
SHARES ISSUED FOR PROFESSIONAL
   SERVICES                             43,454,118      43,454                   (3,454)                    40,000
SHARES ISSUED FOR INVESTMENT BANKING
   SERVICES                             58,320,000      58,320                  (33,320)                    25,000
NET LOSS                                                                                     (479,267)    (479,267)
                                       -----------    --------  ---------   -----------    ----------   ----------

BALANCE, DECEMBER 31, 1996             363,356,471     363,356          -       324,521      (479,267)     208,610
SALE OF COMMON STOCK                    17,152,942      17,153                  410,968                    428,121
CONVERSION OF BRIDGE NOTES               6,003,529       6,004                  172,375                    178,379
SHARES ISSUED FOR PROFESSIONAL SERVICES  2,287,058       2,287                    2,713                      5,000
NET LOSS                                                                                   (2,091,226)  (2,091,226)
                                       -----------    --------  ---------   -----------    ----------   ----------

BALANCE, DECEMBER 31, 1997             388,800,000     388,800          -       910,577    (2,570,493)  (1,271,116)
NET LOSS                                                                                   (1,040,237)  (1,040,237)
                                       -----------    --------  ---------   -----------    ----------   ----------

BALANCE, DECEMBER 31, 1998             388,800,000   $ 388,800        $ -     $ 910,577  $ (3,610,730) $(2,311,353)
ACQUISITION OF URREA ENTERPRISES, INC. 259,022,500     259,023                 (259,023)                         -
LOAN FROM STOCKHOLDER CONTRIBUTED TO

   CAPITAL                                                                      140,403                    140,403
COMMON STOCK SUBSCRIPTION RECEIVED                                100,000                                  100,000
COMMON STOCK TO BE ISSUED FOR
   SETTLEMENT OF DISPUTE                                          571,750                                  571,750
COMPENSATION WAIVED BY OFFICERS                                                 130,000                    130,000
NET LOSS                                                                                     (153,956)    (153,956)
                                       -----------    --------  ---------   -----------    ----------   ----------

BALANCE, DECEMBER 31, 1999             647,822,500     647,823    671,750       921,957    (3,764,686)  (1,523,156)
COMMON STOCK ISSUED                      2,000,000       2,000   (100,000)       98,000                          -
SALE OF COMMON STOCK                   148,300,000     148,300                7,140,450                  7,288,750
WARRANTS ISSUED TO OFFICERS                                                   3,082,500                  3,082,500
OPTIONS ISSUED TO OFFICERS                                                       87,983                     87,983
CONVERSION OF BRIDGE NOTES               2,480,000       2,480                  121,520                    124,000
COMMON STOCK CANCELED                     (225,000)       (225)                     225                          -
COMMON STOCK CANCELED                     (500,000)       (500)                 (24,500)                   (25,000)
COMMON STOCK SUBSCRIPTION RECEIVED                                100,000                                  100,000
COMMON STOCK ISSUED FOR SERVICE            100,000         100     (5,000)        4,900                          -
CHANGE IN SETTLEMENT OF DISPUTE                                  (566,750)                                (566,750)
NET LOSS                                                                                   (7,426,105)  (7,426,105)
                                       -----------    --------  ---------   -----------    ----------   ----------

BALANCE, DECEMBER 31, 2000             799,977,500   $ 799,978  $ 100,000   $11,433,035  $(11,190,791)  $1,142,222
COMMON STOCK ISSUED                      2,000,000       2,000   (100,000)       98,000                          -
COMMON STOCK ISSUED FOR CASH            14,000,000      14,000                  686,000                    700,000
COMMON STOCK SUBSCRIPTION RECEIVED               -           -    100,000             -                    100,000
COMMON STOCK ISSUED ON EXERCISE OF
   WARRANTS                              5,717,600       5,718                    6,861                     12,579
OPTIONS ISSUED TO OFFICERS                                                      150,823                    150,823
OPTIONS ISSUED TO CONSULTANTS                                                    10,000                     10,000
UNAMORTIZED DEBT DISCOUNT                                                        47,800                     47,800
NET LOSS                                                                                   (2,844,647)  (2,844,647)
                                       -----------    --------  ---------   -----------    ----------   ----------

BALANCE, DECEMBER 31, 2001             821,695,100     821,696    100,000    12,432,519   (14,035,438)    (681,223)
WARRANTS ISSUED AS INTEREST EXPENSE FOR                                                                          -
   NOTES PAYABLE (unaudited)                                                     81,818                     81,818
OPTIONS ISSUED TO OFFICERS (UNAUDITED)                                           37,706                     37,706
WAIVED SALARIES                                                                  97,500
NET LOSS (unaudited)                                                                         (624,310)    (624,310)
                                       -----------    --------  ---------   -----------    ----------   ----------
     BALANCE, JUNE 30,
        2002 (unaudited)               821,695,100    $821,696   $100,000   $12,649,543  $(14,659,748) $(1,186,009)
                                       -----------    --------  ---------   -----------    ----------   ----------
                                       -----------    --------  ---------   -----------    ----------   ----------

                                                                  EDULINK, INC.,
                                                       DBA THE LEARNING PRIORITY
                                                   (A DEVELOPMENT STAGE COMPANY)
                                                        STATEMENTS OF CASH FLOWS
           FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2002 AND 2001 (UNAUDITED)
                            AND FOR THE PERIOD FROM JANUARY 25, 1996 (INCEPTION)
                                                    TO JUNE 30, 2002 (UNAUDITED)

--------------------------------------------------------------------------------

                                                                         For the
                                                                        Period from
                            For the                  For the           January 25,
                       Three Months Ended       Six Months Ended           1996
                            June 30,                June 30,          (Inception) to
                       --------------------   ---------------------      June 30,        Inception to
                        2002        2001        2002        2001           2002          12/31/2002
                       ------     -------      -------     -------        -------        ------------
CASH FLOWS FROM
OPERATING ACTIVITIES

   Net loss            $(203,657) $(556,945)  $(624,310) $(1,695,736)    $(14,659,749)   $(14,456,092)
   Adjustments to
     reconcile net
     loss to net cash
     used in operating
     activities
      Common stock to
        be issued for
        software
        development
        costs                  -          -           -           -           571,750         571,750
      Common stock
        issued for
        professional
        services               -          -           -           -            70,000          70,000
      Common stock
        issued for
        related party
        payable                -          -           -           -           140,403         140,403
      Compensation
        waived by
        officers          97,500          -      97,500           -           227,500         130,000
      Options issued
        to officers as
        Compensation           -          -           -           -           150,823         150,823
      Options issued
        for services           -          -           -           -            10,000          10,000
      Warrants issued
        for services           -          -           -           -         3,170,483       3,170,483
      Amortization of
        debt discount        $ -        $ -   $ 119,524         $ -         $ 131,474        $ 11,950
      Cancellation of
        shares
        committed              -          -           -           -          (566,750)       (566,750)
      Depreciation
        expense                -      8,956           -       8,956            13,658          13,658
      (Increase)
      decrease in
        Prepaid expenses
         and other
         current
         assets                -      7,979           -     (17,229)          (27,545)        (27,545)
        Deposit                -          -           -           -            (2,198)         (2,198)
      Increase
      (decrease) in
        Accounts
         payable          35,115     36,463      83,901     (25,746)          717,215         633,314
        Compensation
         payable               -    (20,000)          -     (50,000)                -               -
        Due to related                                                                              -
         party            21,000          -      21,000      10,000            21,000               -
        Accrued
         expenses         13,455    (18,550)     14,175           -            78,800          64,625
                        --------   --------    --------  ----------        ----------     -----------
Net cash used in
operating activities     (36,587)  (542,097)   (288,210) (1,769,755)       (9,953,136)    (10,085,579)
                        --------   --------    --------  ----------        ----------     -----------

CASH FLOWS FROM
INVESTING ACTIVITIES

   Purchase of
     property and
     equipment              $ -    $ (2,300)   $ (2,363)  $ (10,052)          (39,992)      $ (37,629)
                        --------   --------    --------  ----------        ----------     -----------

Net cash used in
investing activities          -      (2,300)     (2,363)    (10,052)          (39,992)        (37,629)
                        --------   --------    --------  ----------        ----------     -----------

CASH FLOWS FROM
FINANCING ACTIVITIES

   Common stock
     subscription
     received                  -    275,000           -     275,000                 -
   Proceeds from
     issuance of
     bridge notes              -          -     185,850           -           660,850         475,000
   Repayments of
     bridge notes              -          -           -           -           (50,000)        (50,000)
   Proceeds from
     issuance of
     common stock              -    175,000           -     175,000         9,777,579       9,777,579
   Cost of issuance                                                                 -
     of common stock           -          -           -           -          (396,873)       (396,873)
   Book overdraft          1,572          -       1,572           -             1,572                -
                        --------   --------    --------  ----------        ----------     -----------

Net cash provided by
financing activities       1,572    450,000     187,422     450,000         9,993,128       9,805,706
                        --------   --------    --------  ----------        ----------     -----------

Net increase
(decrease) in cash     $ (35,015) $ (94,397)  $(103,151)$(1,329,807)             $ -      $  (317,502)

CASH, BEGINNING
OF PERIOD                 35,015    786,737     103,151   2,022,147                 -
                        --------   --------    --------  ----------        ----------     -----------

CASH, END OF
PERIOD                      $ -   $ 692,340         $ -   $ 692,340               $ -      $ (317,502)
                        --------   --------    --------  ----------        ----------     -----------
                        --------   --------    --------  ----------        ----------     -----------

SUPPLEMENTAL
DISCLOSURES OF
CASH FLOW
INFORMATION

   INTEREST PAID            $ -        $ -         $ -         $ -               $ -
                        --------   --------    --------  ----------        ----------
                        --------   --------    --------  ----------        ----------

   INCOME TAXES PAID       $ 820      $ 820       $ 820       $ 820           $ 4,800
                        --------   --------    --------  ----------        ----------
                        --------   --------    --------  ----------        ----------


                                        EDULINK, INC., DBA THE LEARNING PRIORITY
                                                   (A DEVELOPMENT STAGE COMPANY)
                                                   NOTES TO FINANCIAL STATEMENTS
                                 DECEMBER 31, 2001 AND JUNE 30, 2002 (UNAUDITED)
--------------------------------------------------------------------------------


NOTE 1 - DESCRIPTION OF BUSINESS

      EduLink, Inc., dba The Learning Priority (the "Company"), a California corporation, is engaged in the design, development, and production of an integrated Internet educational service called the "EduLink Smart Schoolhouse (sm)," which is intended to be marketed to and utilized by students, parents, teachers, and school administrators.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      Going Concern

      The accompanying financial statements have been prepared on a going concern basis which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the financial statements, during the six months ended June 30, 2002 and 2001, the Company incurred losses of $512,635 (unaudited) and $1,695,736 (unaudited), respectively. In addition, the bridge notes amounting to $350,000 are due for payment on August 31, 2002. As of June 30, 2002, the Company is in the development stage and is primarily engaged in research and development activities. Accordingly, the accompanying statements of operations should not be regarded as typical for normal periods of operation. The Company's development stage status, recurring net losses, and capital deficit raise substantial doubt about its ability to continue as a going concern. Additional financing will be required in order for the Company to complete its development stage activities and debt service obligations. Management believes that it will be able to obtain such financing from new investors.

      The financial statements do not include any adjustments relating to the recoverability and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

      Development Stage Enterprise

      The Company is a development stage company as defined in Statement of Financial Accounting Standards ("SFAS") No. 7, "Accounting and Reporting by Development Stage Enterprises." The Company is devoting substantially all of its present efforts to establish a new business, and its planned principal operations have not yet commenced. All losses accumulated since inception has been considered as part of the Company's development stage activities.

                                        EDULINK, INC., DBA THE LEARNING PRIORITY
                                                   (A DEVELOPMENT STAGE COMPANY)
                                                   NOTES TO FINANCIAL STATEMENTS
                                 DECEMBER 31, 2001 AND JUNE 30, 2002 (UNAUDITED)
--------------------------------------------------------------------------------


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

                                        EDULINK, INC., DBA THE LEARNING PRIORITY
                                                   (A DEVELOPMENT STAGE COMPANY)
                                                   NOTES TO FINANCIAL STATEMENTS
                                 DECEMBER 31, 2001 AND JUNE 30, 2002 (UNAUDITED)
--------------------------------------------------------------------------------


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

      Recently Issued Accounting Pronouncement

      In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." This statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force ("EITF") Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." This statement requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. Under EITF Issue 94-3, a liability for an exit cost, as defined, was recognized at the date of an entity's commitment to an exit plan. The provisions of this statement are effective for exit or disposal activities that are initiated after December 31, 2002 with earlier application encouraged. The Company does not expect adoption of SFAS No. 146 to have a material impact, if any, on its financial position or results of operations.

                                        EDULINK, INC., DBA THE LEARNING PRIORITY
                                                   (A DEVELOPMENT STAGE COMPANY)
                                                   NOTES TO FINANCIAL STATEMENTS
                                 DECEMBER 31, 2001 AND JUNE 30, 2002 (UNAUDITED)
--------------------------------------------------------------------------------


NOTE 3 - BRIDGE NOTES PAYABLE

      Bridge notes payable at June 30, 2002 represented notes payable at 10% (annual percentage rate 10.47%) per annum. The due date of the notes has been extended to August 31, 2002.

      Bridge notes represent two notes payable at 10% (annual percentage rate 10.47%) per annum as follows:

            Bridge note #1                                   $  100,000
            Bridge note #2 (a)                                  250,000
                                                             ----------
               TOTAL                                         $  350,000
                                                             ==========

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

            The proceeds of the $250,000 loan have been allocated between the note payable and the warrants based on their relative fair value. The resulting interest expense associated with these warrants assigned was $129,168 was recorded during the three months ended March 31, 2002.

NOTE 4 - RELATED PARTY TRANSACTIONS

      During the six months ended June 30, 2002, the Company received a loan from its Chief Executive Officer for $21,000 (unaudited) in order to continue business operations. The loan is non-interest-bearing and payable on demand.

      During the three months ended June 30, 2002, two principal shareholders and one officer waived a total of $97,500 (unaudited) of their salaries owed to them, which has been expensed and accounted for as additional paid-in capital.

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

The Company originally estimated that it needed a total of approximately $8.5 million to produce, alpha test, beta test and launch the System for grades 7th and 8th only. The Company now intends to include all grades from 3rd through 12th as well as the home-school market. The Company estimates that it needs an additional $5.5 million to complete the modifications required for the System's application to the home-school market and for grades 3rd through 6th and 9th through 12th, to license third party curriculum content for grades 3rd through 6th, 9th through 12th, to beta test, launch and market the system for grades 3rd through 12th, to complete the production of additional enabling tools, to provide the infrastructure to market and exploit the Company's technologies, and to commence the creation of proprietary curriculum content for two additional grades, 9th and 10th. It has raised a total of approximately $9.3 million, net of expenses, towards the goal of a total $14 million as of June 30, 2002, primarily through the December 1999 private placement of common stock.

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

RESULTS OF OPERATIONS

     Six Months Ended June 30, 2002 as compared to Six Months Ended
June 30, 2001


                                              FOR SIX MONTHS ENDED JUNE 30,

     Income statement:                            2002            2001
                                              -----------     -----------
        Revenue                               $               $        -
        Interest income                       $       130     $    20,801

        Software development costs            $    12,884     $   923,277
        General and administrative expenses   $   611,556     $   793,260
        Total Expenses                        $   624,440     $ 1,716,537

        Net loss                              $  (624,310)    $(1,695,736)

--------------------------------------------------------------------------------



REVENUE

EduLink is a development stage enterprise and has spent most of its efforts during the past five years in developing its Smart Schoolhouse system web based software initially for the 7th and 8th grades, and now also for 3rd through 6th and 9th through 12th grades as well as the home-school market, which is intended to be launched upon the start of the next customary school year in September, 2002 following the completion of the beta test and resultant modifications to the system, if any. Accordingly, EduLink has not generated any revenues to date. EduLink's cumulative losses from inception through June 30, 2002 are $14,659,749.

INTEREST INCOME

Interest income in 2002 arose from investment of capital raised through the December 1999 private placement of common stock.

SOFTWARE DEVELOPMENT COSTS

Software development costs decreased by $910,393 to $12,884 for the six-month period ended June 30, 2002, from $923,277 for the six-month period ended June 30, 2001. The decrease in software development costs resulted from the completion of a part of EduLink's software development activities after the third quarter 2001.

GENERAL AND ADMINISTRATIVE EXPENSES

General and administrative expenses decreased by $181,704 to $611,556 for the six-month period ended June 30, 2002, compared with $793,260 for the six-month period ended June 30, 2001. The main reasons for the variance are decrease of G & A payroll, wages and bonus expenses, legal fees, rent and equipment rental expenses in the six-month period ending June 30, 2002, as compared to the six-month period ending June 30, 2001.

The Company's payroll and payroll related expenses decreased by $272,540 to 188,450 in the six-month period ending June 30, 2002 from $460,990 in the six-month period ending June 30, 2001. In the six-month period ending June 30, 2001, the Company paid a bonus of $140,000 to Company's executive officers, in return for the termination of warrants; moreover, the Company's Westlake office was closed during the first quarter ending March 31, 2002, resulting in the termination of one employee who had received compensation during the six-month period ending June 30, 2001.

The Company's rent and equipment rental expenses decreased by $14,467 to $15,217 in the six-month period ending June 30, 2002 from $29,684 in the six-month period ending June 30, 2001, as a result of the closing of Company's Westlake office. Legal and accounting fees decreased by $52,338 to $72,217 during the six-month period ending June 30, 2002 from $124,555 during the six-month period ending June 30, 2001 because Company's requirement for legal services during the six-month period ending June 30, 2002 decreased.

--------------------------------------------------------------------------------

Three Months Ended June 30, 2002 as Compared to Three Months Ended June 30, 2001



                                                   For the Three Months
                                                     Ended June 30,
                                                 2002               2001
                                               ---------         ---------
        Revenue                                $                 $       -
        Interest income                        $      17         $   9,037

        Software development costs             $       -         $ 207,050
        General and administrative expenses    $ 203,674         $ 358,933
        Total Expenses                         $ 203,674         $ 565,983

        Net loss                               $(203,657)        $(556,949)

REVENUE

EduLink is a development stage enterprise and has spent most of its efforts during the past five years in developing the proposed Smart Schoolhouse system web-based software initially for the 7th and 8th grades, and now also for 3rd through 6th and 9th through 12th grades as well as the home-school market, which is intended to be beta tasted in late Summer of 2001 and launched in January 2002 following the completion of the beta test and resultant modifications to the system. Accordingly, EduLink has not generated any revenues to date. EduLink's cumulative losses from inception through June 20, 2002 were $14,659,749.

INTEREST INCOME

Interest income in the three months ended June 30, 2002 and 2001 arose from investment of capital raised through the private placements of common stock.

SOFTWARE DEVELOPMENT COSTS

Software development costs decreased by $207,050 to 0 for the three months ended June 30, 2002, from $207,050 for the three months ended June 30, 2001. The decrease in software development costs in second quarter of 2002 arose from the completion of a part of EduLink's software development activities and there were insufficient funds to further the development and promotion of its web site for the Smart Schoolhouse system.

GENERAL AND ADMINISTRATIVE EXPENSES

General and administrative expenses decreased by $155,258 to $203,674 for the three months ended June 30, 2001, compared with $358,932 for the three months ended June 30, 2001. The main reason for the variance was decreased payroll, legal and consulting expenses.

The company's payroll and payroll related expenses decreased 24,310 to 97,500 in the three months ended June 30, 2002 from $121,810 in the three months ended June 30, 2001. This because of the closure of the Westlake village office and termination of another employee.

The Company's legal and accounting expenses decreased by $21,095 to $44,114 for the three months ended June 30, 2002, from $65,210 for the three months ended June 30, 2001. This was due to reduced level of activity during the three months ended June 30, 2002.

--------------------------------------------------------------------------------

The Company's interest expenses increased by $4,175 to $14,175 for the three months ended June 30, 2002, from $10,000 for the three months ended June 30, 2002. The increase was because the loans were outstanding for the entire three months ended June 30, 2002.

The Company rent expenses decreased by $9,775 to $6,117 for the three months ended June 30, 2002, from $15,892 for the three months ended June 30, 2001. This was due to the closure of the Westlake village office.

LIQUIDITY AND CAPITAL RESOURCES

Since 1996, EduLink has financed its working capital needs through capital contributions by stockholders, private placement of common equity and bridge loans. As of June 30, 2002, the Company had cash of approximately $0. Cash used in operations was $203,657 for the quarter ended June 30, 2002, and $ 14,659,749 from inception through June 30, 2002. Cash used in operations during each of these periods was primarily for expenses related to software development, marketing, general and administrative expenses. Since 1996 through June 30, 2002, the Company has raised $9,777,579 through private placements of common stock and seed capital from one of the Company's executives and approximately $625,000 through bridge loans. In August 2000, the Company amended its employment contracts with its President, Chief Executive Officer, and Senior Vice President. The amendments terminated the issuance of an aggregate of 17,152,950 warrants to these officers upon completion of each of the build-out elements, the beta test, and the national launch of the Smart Schoolhouse system. In consideration for the warrant termination, the Company agreed to give $50,000 each to its President and its Chief Executive Officer and $30,000 to its Senior Vice President as compensation. In addition, the President and Chief Executive Officer each received an additional $160,000 during 2001, payable to each officer at the rate of $50,000 in January 2001 and $10,000 per month for eleven consecutive months commencing February 1, 2001. No compensation was paid to these offices during the second quarter ending June 30, 2002. As indicated above under the caption "Overview," the estimated cost of EduLink's development program and its projected expenses over the next twelve months will exceed its current cash resources. EduLink anticipates that it will need to raise an additional $5 million of capital in order to meet its anticipated cash requirements up to the planned launch of the Smart Schoolhouse system for the 3rd through 12th grades. Changes in the Company's development program or other changes affecting operating expenses could alter the timing and amount of expenditures and therefore the amount and timing of when the Company will require additional funding. Our independent auditor, Singer, Lewak, Greenbaum & Goldstein, LLP, has expressed substantial doubt as to EduLink's ability to continue as a going concern for the year ended December 31, 2001 based on significant operating losses that Edulink has incurred since inception and the fact that Edulink is currently in default of its bridge note payables. EduLink currently plans to raise sufficient additional capital through private placement of its common stock and/or private placement of debt or preferred stock convertible into its common stock to meet its ongoing cash needs, until such time as its business generates cash flow sufficient to fund its operations. However, the additional funding the Company requires may not be available on acceptable terms or at all. If the Company cannot obtain adequate funding, it could be required to significantly curtail or even shutdown operations.

During the three months ended June 30, 2002 principle shareholder and one employee waived a total of $97,500 of their salaries owed to them in which has been expensed and accounted for as additional paid in capital to the Company.

--------------------------------------------------------------------------------
                           PART II OTHER INFORMATION

Item 1 - Legal Proceeding

                None

Item 2 - Changes in Securities

                None

Item 3 - Defaults upon Senior Securities

                None

Item 4 - Submission of Matters to a vote of Security Holders.

                None

Item 5 - Other Information

                None

Item 6 - Exhibits and Reports on Form 8-K

                99.1 Written Statement of Chief Executive Offficer pursuant to 18 U.S.C. SS 1350

                99.2 Written Statement of Chief Financial Offficer pursuant to 18 U.S.C. SS 1350


                               SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned on its behalf by the undersigned thereunto duly authorized.

                                                        EDULINK, INC.

         Date:  August 16, 2002               By:  /s/ Michael Rosenfeld
                                               --------------------------------
                                                Michael Rosenfeld
                                                Chief Financial Officer
                                                (On behalf of the registrant and
                                                as principal financial officer)