Form 10-K
period 2002-12-31
EDULINK INC
filed 2003-04-15
CIK 1023008

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

                  Annual Report Pursuant To Section 13 Or 15(d)
                     Of The Securities Exchange Act Of 1934
                   For the fiscal year ended December 31, 2002

                          Commission File No. 000-29953

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

                               201 Wilshire Blvd.
                                  Second Floor
                         Santa Monica, California, 90401
                    ----------------------------------------
                    (Address of principal executive offices)

                                 (310) 393-4901
                         -------------------------------
                         (Registrant's telephone number,
                              including area code)

        Securities registered pursuant to Section 12(b) of the Act: None

           Securities registered pursuant to Section 12(g) of the Act:
                    Common Stock, par value $0.001 per share
                              (Title of each class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

As of March 31, 2003, 821,695,100 shares of Common Stock were outstanding, and the aggregate market value of the Common Stock (based upon the closing price of $0.0025 per share on the OTC Bulletin Board on March 31, 2002) held by non-affiliates was approximately $1,500,000.

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

Our Services

       We are currently engaged in the design, development and production of a web-based integrated learning content management and delivery system, with its first application consisting of an integrated educational service, called the EduLink "Smart Schoolhouse," which is intended to be marketed to and utilized by students, parents, teachers and school administrators. In connection with the design and development of this system, we have also developed and produced certain proprietary software, which is discussed more fully below. The Smart Schoolhouse system will include:

       o a comprehensive school information and content management and communications system; and

       o standards based and nationally recognized 3rd through 12th grade curriculum with appropriate instructional strategies and student assessment. It is intended that this service will be utilized by four separate categories of end users: students, parents, teachers, and school administrators. The total service will be provided to schools, for a nominal subscription fee, over the Internet. The total service will include a premium service that provides access to certain designated software tools, special pay-per-view events and specifically designated content. The service provided to schools will also be provided to homes without charge, except that we plan to charge schools and homes nominal fees for the premium service.

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

       The Company originally estimated that it needed a total of approximately

$8.5 million to produce, alpha test, beta test and launch the system for the 7th and 8th grades only. The Company subsequently (in August 2001) determined that To successfully launch the system, it was necessary to include curricula for all grades from 3rd through 12th as well as the homeschool market, and the Company therefore also needed to license and make third party content available through its system. The Company estimated that it needed an additional $5 million through June 2002 to complete the modifications required for the system's application for the entire 3rd through 12th grades and to the homeschool market, to license and integrate third party content, to complete production of additional enabling tools, to create proprietary curriculum for two additional grade levels, to launch the system and conduct marketing activities up to the end of the customary school year (i.e., June 2002), and to provide the infrastructure to market and exploit the Company's technologies outside of the grade 3-12 education market. Therefore, having taken into account the revised capital requirements, the Company estimated that it needed to raise a total of $13.5 million, of which it had raised a total of $8,062,578, net of expenses, as of September 30, 2001, primarily through the private placement of its Common Stock. As of December 31, 2001, the Company had raised only $200,000 of the additional $5.5 million in capital it needed, and had not completed the production of additional enabling tools, had not licensed additional third party curriculum content, had not upgraded the technology and had not the completed the infrastructure to exploit its technologies outside of the grade 3-12 education market. And as of December 31, 2002, the Company had raised only an additional $150,000. The Company now estimates that it needs to raise a total of $5 million in capital to upgrade its technology, license and integrate third party content for the 3rd through 12th grades, produce additional enabling tools, conduct marketing activities and launch the system in September 2003 for the education market. The Company intends to raise the additional $5 million in capital it needs to complete those modifications and enabling tools, to integrate third party content and to beta test the system while working with various school districts, school district alliances and/or State Departments of Education. Concurrently, the Company intends to obtain additional content from educational publishers, universities and other content providers and to launch the system upon the start of the next customary school year (i.e., August-September 2003), as well as to create the infrastructure to market and exploit its technology in other markets.

       The Company raised $8,412,578, net of expenses, as of December 31, 2002, toward the goal of a total of $13.5 million, primarily through the private placement of its common stock.

       The Company now expects that expenses (including software development costs and general and administrative costs) will be approximately $5 million per year from April 1, 2003 to March 31, 2004, to license additional third party curriculum content, to produce additional software tools, to alpha test and beta test the content so licensed and the tools so produced, to upgrade technologies, to continue operations, to provide necessary support and maintenance services to licensees, to increase marketing activities for the Smart Schoolhouse system and to continue and increase development, marketing and support activities relating to the Company's technologies for application in markets outside of the 3rd through 12th grade U.S. education market.

Smart Schoolhouse System

       We now anticipate that the proposed Smart Schoolhouse system will provide:

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

          o A comprehensive information management and communication service with programs uniquely tailored to school, teacher, student and parent needs, such as an electronic filtered 24-hour daily news feed; Chat rooms (on-line chat areas), free ` Mail (on-line E-Mail) with encryption functions limited for use by subscribers to the System, a calendar of events, schedules and announcements. Our content and database engineers have written the specifications and have completed the initial web-based engineering which will allow for the integration of these services whether the software itself is created by Edulink or by third party vendors. The targeted users for this service are students, parents, teachers and school administrators.

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

       We have designed and developed the following software tools for use in the Smart Schoolhouse system: the Content Editor Tool, Cognitive Mapper, Map Maker, Crossword Puzzle Builder, Integrated Working Environment, Teacher/ Student/Parent Planner, 3-D Virtual World, Chart Maker, Math Plotter, Virtual Microscope, Calculator, Homework Builder/Grader, Student Portfolio, Test Generator and Progress Report Generator. Software tools which have been designed but not yet developed include Study Pal, School Store Query, Master Scheduler, Essay Grader, Speed Reader and Remediation Tool.

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

Current Status of Our Proposed Services and Products

       Smart Schoolhouse System

       EduLink has conducted alpha tests and now expects to beta test the Smart Schoolhouse system for the 3rd through 12th grades and the home schooling market in Summer of 2003, and to launch the service for the 3rd through 12th grades and the home schooling market in September 2003 following the completion of the beta test and resultant modifications to the system, if any. The launch will incorporate our proprietary 7th and 8th grade curriculum content, as well as other curriculum content licensed from third parties for all grades 3 through 12.

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

       The software relating to the Smart Schoolhouse system's information and communication system (i.e. e-mail, chat, schedules, school store) has been designed by our technology engineers but not yet integrated and it is now Edulink's intent to license some of these software items from third parties and integrate them into the system.. The graphics within the Smart Schoolhouse system are also being designed by SAIC and we have completed the initial graphics relating to the student, teacher, parent and administrator desktops, and the 7th and 8th grade proprietary curriculum as well as the graphics associated with the completed software tools described above. Over 5 of the 10 units of the proprietary curriculum content for the 7th and 8th grades (units, lessons, activities, inquiry based problems) have been created by our content design team. We have also received third party U. S. History educational content from the University of California at Los Angeles.

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

Marketing

       Smart Schoolhouse System

       EduLink plans to market the proposed Smart Schoolhouse system to public and private schools throughout the United States and to homes with school-aged children. In addition, EduLink intends to market the proposed Smart Schoolhouse system to a worldwide market and outside the core 3rd through 12th grade market. EduLink intends to reach schools and homes by several methods, including direct sales,sales to State departments of education and to large school district alliances, with companies that have a substantial regional and national presence in school and/or home markets (such as local telephone companies, cable companies, computer companies local marketing companies, non profit technology consulting firms and internet service providers), cross promotion with companies attempting to reach demographics similar to those of EduLink, and public relations activities that will illustrate the value of EduLink's overall content management system.

       The type of alliances EduLink envisions include co-branding agreements with well known portals such as Yahoo; bundling agreements with computer companies like Dell and telcos like Verizon; co-promotional agreements with sponsors and advertisers which provide promotional material about EduLink through the distribution of their own products or within their own environment, such as Pepsi Cola and Wal-Mart; and companies engaged by States and large school districts to provide technological advice, such as JES & Company. The companies used in the previous sentence are examples of the type of alliances EduLink envisions; EduLink does not currently have any alliance or agreement in place with any of these companies.

       Current Status - Marketing The Smart Schoolhouse System

       EduLink has concluded a co-marketing alliance with SAIC and is currently working with Sun Microsystems to market Sun Microsystems-developed education portals, incorporating the core elements of our Learning Content Management System. Joint presentations have been made by Sun Microsystems and EduLink to Florida's Department of Education and Florida's Rural Learning Alliance, and we

are continuing discussions with these entities. Edulink has also made presentations of its core Content Management System for implementation in the Digital California Portal, for use by the State of Maryland Department of Education, for inclusion in pilot programs conducted in the States of Oklahoma and Texas and for use within public schools in Mexico.

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

Employees

       As of December 31, 2002, EduLink had three employees, Michael Rosenfeld, Dr. Ronald Rescigno and Ian Rescigno. The Company entered into employment agreements with each of the foregoing full-time employees on September 1, 1999, which agreements provide as follows:

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

Each of these employees waived compensation during the second quarter of 2002 and deferred receipt of any compensation from July 1, 2002 through December 31, 2002.

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

       Since our inception, we have generated no revenues. We do not anticipate generating revenues until our Smart Schoolhouse system is launched, which is currently anticipated to be in September 2003. However, if our Internet educational services are not accepted and adopted by a significant number of school districts and schools we will not generate significant revenues or become profitable. As of December 31, 2002, our accumulated deficit was $14,953,836.

For the fiscal years ended December 31, 1999, 2000, 2001 and 2002 the report of our independent certified public accountants contained a going concern qualification. We expect to continue to experience significant operating losses in the future as we continue our development efforts. Our future losses could cause the market value of our common stock to decline.

We Will Need Additional Capital In The Future To Support The Final Development And Launch Of Our Smart Schoolhouse System, And To Fund Our Capital Needs After

The Launch, And If We Do Not Have Available Financing We Could Have To Curtail Our Operations

       Our current cash resources is not be sufficient to meet our immediate requirements nor is it sufficient to meet our requirements for the next twelve months. We are not currently generating revenues to fund our ongoing operations and, if we do not raise additional capital we will not be able to fund our ongoing basic cash requirements.

       We currently anticipate that $5 million will be needed to complete modifications to the system for application to the home school market, to license third-party curriculum content, complete the alpha and beta testing of our Smart Schoolhouse system for grades 3 through 12, to complete the development of additional enabling tools, to upgrade our technology, to engage additional managerial, marketing and staff personnel, and carry through the rescheduled September 2003 launch through the spring 2004. Additionally, following the spring 2004, we currently anticipate the need for an additional $5 million per year thereafter to fund continuing operations, upgrade existing content, upgrade technology, and produce and license additional content, beta test and launch additional tools and content for our Smart Schoolhouse system. During the year ended December 31, 2001, we used $2,831,871 million in our operating activities. During the year ended December 31, 2002, we used $442,734 in our operating activities. Changes in our development program or other changes affecting our operating expenses could, however, alter the timing and amount of our expenditures and when we will require additional funding. The additional funding we require may not be available to us on favorable terms or at all. If we cannot obtain adequate funding, we will be required to shut-down our operations.

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

       We are currently developing our Smart Schoolhouse system for the 3rd through 12th grades and the home school market, with initial or "alpha" testing among a limited user group completed as of December 2001. The second or "beta" round of testing among a wider group that includes more "real world" users is now intended to begin in the Summer of 2003 and we expect it to be completed prior to the anticipated September 2003ommercial launch of the 3rd through 12th grade and home school portions of the Smart Schoolhouse system. However, this schedule assumes that the alpha and beta tests do not reveal significant defects or faults in the system. If significant defects or faults are found, EduLink may not be able to meet this schedule, which would delay the commercial launch and therefore delay the generation of revenue. This, in turn, could cause the market value of our common stock to decline.

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

Item 2. PROPERTIES

       At December 31, 2002 EduLink utilized a portion of the offices used by Michael Rosenfeld at 450 North Roxbury Drive, Suite 602, Beverly Hills, California 90210 as its administrative offices. EduLink also had its production offices located at 5743 Corsa Avenue, Suite 207, Westlake Village, California

91362. EduLink paid $30,491, $62,067, $68,426 and $31,711 in 2002, 2001, 2000,
and 1999, respectively, to the landlords of the premises, which are not affiliates of EduLink. In January 2002, the lease for the Westlake Village office expired in accordance with its terms, and the Company no longer leases facilities at that location.

Item 3. LEGAL PROCEEDINGS

       None.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

       No matters were submitted to a stockholder vote in the fourth quarter of 2002.

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



                                          HIGH            LOW
        Fiscal 2000
        First Quarter                   $ 1.420         $ 0.080
        Second Quarter                    0.325           0.210
        Third Quarter                     0.220           0.075
        Fourth Quarter                    0.265           0.018

        Fiscal 2001
        First Quarter                   $ 0.580         $ 0.013
        Second Quarter                    0.123           0.011
        Third Quarter                     0.040           0.012
        Fourth Quarter                    0.029           0.013

        Fiscal 2002
        First Quarter                   $  .015.        $  .01.
        Second Quarter                    0.006.          0.0035
        Third Quarter                     0.006           0.0035
        Fourth Quarter                    0.006           0.002


       As of January 31, 2003, there were 13,186 record holders of Edulink's common stock.

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

Bridge notes payable at September 30, 2002 represented notes payable at 10% (annual percentage rate 10.47% per annum) and are currently due for payment..

Bridge notes represent two notes payable at 10% (annual percentage rate 10.47%) per annum as follows:

Bridge note #1                                   $  100,000
Bridge note #2 (a)                                  250,000
                                                 ----------
   TOTAL                                         $  350,000
                                                 ==========


(a) During December 2001, the Company obtained a loan for $250,000 to be received in two installments. The first installment of $100,000 was received in December 2001. The second installment of $150,000 was received in January 2002. The note matured on March 31, 2002 and was extended orally to August 31, 2003. The note may be converted at the lender's request into common stock The number of shares will be determined by dividing $0.05 into that portion of the money owed by the Company.

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

NOTE 4 - RELATED PARTY TRANSACTIONS

During the twelve months ended December, 2002, the Company received a loan from its Chief Executive Officer for $90,500 in order to continue business operations. The loan is non-interest-bearing and payable on demand.

During the three months ended June 30, 2002, two principal shareholders and one officer waived a total of $97,500 their salaries owed to them, which has been expensed and accounted for as additional paid-in capital. During the six months ended December 31, 2002, the same principal shareholders, and officers deferred a total $201,550 of the salaries owed to them.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

Item 6. SELECTED FINANCIAL DATA

Year Ended December 31, 2002 as compared to Year Ended December 31, 2001


                                               For The Years Ended December 31,
          Income statement:                          2002           2001
                                               --------------------------------
      Revenue                                      $         --    $         --
      Interest income                              $        130    $     24,792
      Software development costs                   $     12,884    $  1,165,269
      General and administrative expenses          $    905,644    $  1,704,170
       Total Operating Expenses                    $    918,528    $  2,869,439
       Net loss from operations                    $    918,398    $  2,844,647

          Basic and diluted loss per share         $       0.00    $       0.00
          Weighted average shares outstanding      $821,695,100    $809,318,480


                                                       As Of December 31,
                                                     2002                2001
                                               --------------------------------
        Balance Sheet Data
          Cash and cash equivalents              $       917        $   103,151
          Total assets                                46,687        $   156,865
          Stockholders' equity (deficit)         $(1,382,597)       $  (681,223)


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

       The Company originally estimated that it needed a total of approximately $8.5 million to produce, alpha test, beta test and launch the system for the 7th and 8th grades only. The Company subsequently (in August 2001) determined that to successfully launch the system, it was necessary to include curricula for all grades from 3rd through 12th as well as the homeschool market, and the Company therefore also needed to license and make third party content available through its system. The Company estimated that it needed an additional $5 million through June 2002 to complete the modifications required for the system's application for the entire 3rd through 12th grades and to the homeschool market, to license and integrate third party content, to complete production of additional enabling tools, to create proprietary curriculum for two additional grade levels, launch the system and conduct marketing activities up to the end of the customary school year (i.e., June 2002), and to provide the infrastructure to market and exploit the Company's technologies outside of the grade 3-12 education market. Therefore, taking into account the revised capital requirements, the Company estimated it needed to raise a total of $13.5 million, of which it had raised a total of $8,062,578, net of expenses, as of September 30, 2001, primarily through the private placement of its Common Stock. As of December 31, 2001, the Company had raised only $200,000 of the additional $5.5 million in capital it needed, and had not completed the modifications required for the production of additional enabling tools, the license of additional third party curriculum content, or the completion of the infrastructure to exploit its technologies outside of the grade 3-12 education market. And as of December 31, 2002, the Company had raised only an additional $150,000. The Company now estimates that it needs to raise a total of $5 million in capital to upgrade its technology, license and integrate third party content for the 3rd through 12th grades, produce additional enabling tools, conduct marketing activities and launch the system in September 2003. The Company intends to raise the additional $5 million in capital it needs to complete those modifications and enabling tools and to beta test the system while working with various school districts, school district alliances and/or State Departments of Education. Concurrently, the Company intends to obtain additional content from educational publishers, universities and other content providers and to launch the system upon the start of the next customary school year (i.e., August-September 2003),as well as to create the infrastructure to market and exploit its technology in other markets.

       The Company raised $8,412,578, net of expenses, as of December 31, 2002, toward the goal of a total of $13.5 million, primarily through the private placement of its common stock.

       The Company now expects that expenses (including software development costs and general and administrative costs) will be approximately $5 million per year from April 1, 2003 to March 31, 2004, to license additional third party curriculum content, to produce additional software tools, to alpha test and beta test the content so licensed and the tools so produced, to upgrade technologies, to continue operations, to provide necessary support and maintenance services to licensees, to increase marketing activities for the Smart Schoolhouse system and to continue and increase development, marketing and support activities relating to the Company's technologies for application in markets outside of the 3rd through 12th grade U.S. education market.

Results of Operations

       Year Ended December 31, 2002 as compared to Year Ended December 31, 2001


                                               For The Years Ended December 31,
          Income statement:                          2002           2001
                                               --------------------------------
     Revenue                                    $          --     $         --
     Interest income                            $         130     $     24,792
     Software development costs                 $      12,884     $  1,165,269

     General and administrative expenses        $     905,644     $  1,704,170

              Net loss                          $     918,398     $  2,844,647


Revenue

       EduLink is a development stage enterprise and has spent most of its efforts during the past five years in developing its Smart Schoolhouse system web-based software initially for the 7th and 8th grades, and now also for 3rd through 6th and 9th through 12th grades as well as the home-school market, which is intended to be launched upon the start of next customary school year in September 2003 following the completion of the beta test and resultant modifications to the system, if any. Accordingly, EduLink has not generated any revenues to date. EduLink's cumulative losses from inception through December 31, 2002 are $15,020,756.

..

       Software Development Costs

       Software development costs decreased by $1,152,385 to $ 12,884 for the year ended December 31, 2002, from $ 1,165,269 for the year ended December 31, 2001. The decrease in software development costs in 2002 resulted from the completion of a substantial part of Edulink's software development activities in 2000 and due to limited funds.

       General and Administrative Expenses

       General and administrative expenses decreased to $798,526 for the year ended December 31, 2002 to $905,644 COMPARED with $1,704,170 for the year ended

December 31, 2001. Higher fees were paid for legal and accounting, printing and reproduction, and rent expenses incurred during the year ended December 31, 2001 compared to those during the year ended December 31, 2002 as described below.

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

       The Company's payroll and payroll related expense decreased by $519,149 to $164,169 for the year ended December 31, 2002, from $683,318 for the year ended December 31, 2001. During the year ended December 31, 2001 the Company paid additional compensation totaling $380,000 to its officers. During the year ended December 31, 2002, portions of salaries were waived and portions were deferred by management employees as a result of limited funds.

       THE COMPANY'S LEGAL AND ACCOUNTING EXPENSES DECREASED BY $143,581 TO $92,539 for the year ended December 31, 2002 from $236,120 for the year ended December 31, 2001. The decrease was the result of lower expenses incurred for services rendered in connection with legal and accounting services related to public company filling requirements, as well as trademark, copyright and other matters.

       The Company's rent expenses decreased $31,576 to $30,491 for the year ended December 31, 2002, from $62,067 for the year ended December 31, 2001. The decrease was the result of having closed the additional office in Westlake, California towards the latter part of 2001.

       The Company's consulting fees decreased to $134,979 for the year ended December 31,2002 from $274,529 for the year ended December 31, 2001. The decrease was primarily due limited available funds.

 The Company's telephone expenses decreased BY $11,256 TO $10,049 for the year ended December 31, 2002, from $21,305 for the year ended December 31, 2001.

The Company's travel and entertainment expenses decreased by $137,117 TO $35,880 for the year ended December 31, 2002, from $172,997 for the year ended December 31, 2001. The lower expenses on telephone, travel and entertainment in 2002 were due to limited available funds.

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

       General and Administrative Expenses

       General and administrative expenses decreased to $1,704,170 for the year ended December 31, 2001, compared with $4,418,303 for the year ended December 31, 2000. The decrease was attributable mainly to non-recurring non-cash compensation charges incurred in 2000 in connection with the issuance of warrants for services rendered by employees. Moreover, higher fees were paid for legal and accounting, printing and reproduction, and rent expenses incurred during the year ended December 31, 2000 compared to those during the year ended December 31, 2001 as described below.

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

Liquidity and Capital Resources

       Since 1996, EduLink has financed its working capital needs through capital contributions by stockholders, private placement of common equity and bridge loans. As of December 31, 2001, the Company had cash of approximately $103,151. Cash used in operations was $2,831,871 for the year ended December 31, 2001, and $9,678,584 from inception through December 31, 2001. Cash used in operations during each of these periods was primarily for expenses related to the design and development of computer software and general and administrative expenses. Since 1996 and through December 31, 2002, the Company has raised $8,162,578 through sales of common stock and approximately $100,000 through bridge loans.

       The Company's current cash resources will not be sufficient to meet its Immediate requirements.. The Company is not currently generating revenues to fund its ongoing operations and without additional capital the Company will not be able to operate.

       As indicated above under the caption "Overview," the estimated cost of EduLink's development program and its projected expenses over the next twelve months will require $5 million in capital to provide the anticipated cash requirements up to the planned launch of the Smart Schoolhouse system for the 3rd through 12th grades. Changes in the Company's development program or other changes affecting operating expenses could alter the timing and amount of expenditures and therefore the amount and timing of when the Company will require additional funding. EduLink currently plans to raise funds through either revenues generated from licensing its software or the private placement of its equity or debt securities, or a combination of both, in order to meet its ongoing cash needs. However, the additional funding the Company requires may not be available on acceptable terms or at all. If the Company cannot obtain adequate funding, it will be required to shutdown operations.

Item 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

       Market Risk

       EduLink's exposure to market risk is principally confined to cash in bank and money market accounts, which have short maturities and therefore we believe to be minimal and immaterial market risk.

Item 7B

         Interest Risk

         There are no funds in checking or savings accounts and accordingly there are no rate fluctuation risks.

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

           NAME                AGE      POSITION
           ----                ---      --------
      Michael Rosenfeld        61      Co-Chairman of the Board of Directors and
                                       Chief Executive Officer

      Ronald Rescigno          68      Co-Chairman of the Board of Directors and
                                       President

      Dorothy Tucker           53      Senior Vice President - Operations
      Shawn Gross              31      Director

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

       SHAWN GROSS is a Director of the Company. Mr. Gross was, until he resigned in the fourth Quarter of 2002, the Corporate Manager for Strategic Alliances at Sun Microsystems' Global Education and Research division, where he focused on the acquisition of new partners who support the implementation of Sun's vision into the worldwide K - 12 educational market. Mr. Gross also served as a governmental relations liaison for Sun in Washington, D.C. regarding education technology policy, including service as an Honorary Executive to the Congressional Web Based Education Commission, contributing author to the National Education Technology Plan, Chairperson of the DC Mayor's Task Force on Education Technology, and author of a handbook on portal implementation technology guide for the 1997 Summit of the Americas. Mr. Gross holds a B.A. in International Studies, an M.B.A. and a Masters of Public Policy and International Affairs

Item 11. EXECUTIVE COMPENSATION

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

         During the year ending December 31, 2002, Mr. Rosenfeld, Dr. Rescigno and Ian Rescigno waived compensation for the three month period April 1, 2002 through June 30, 2002 and deferred receipt of compensation for the six month period July 1, 2002 through December 31, 2002.

Summary Compensation Table

       The following table sets forth the annual compensation paid to executive officers of EduLink for the fiscal years ended December 31, 2000 and 2001. Prior to 2000, no executive officer received annual compensation in excess of

$100,000.


                                                                      All Other
       Name and Principal Position        Year    Salary ($)       Compensation
    Dr. Ronald Rescigno,                  2002    $ 37,500 (4)
      Co-Chair and President (1)          2001    $300,000                   --
                                          2000    $150,000       $   79,328 (2)

    Michael Rosenfeld,                    2002    $ 37,500 (4)
      Chief Executive Officer             2001    $300,000                   --
      and Co-Chair (1)                    2000    $ 30,000       $   79,328 (2)

    Ian Rescigno,                         2002    $ 22,500 (4)
      Senior Vice President -             2001    $ 90,000                   --
      Operations (1)                      2000    $ 90,000       $3,141,827 (3)



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

(4) The indicated officer agreed to waive compensation for the three month period April 1, 2002 through June 30, 2002 and to defer any compensation for the six month period July 1, 2002 through December 31, 2002.

Equity Incentive Plan

       EduLink intends to adopt an equity-based incentive plan in order to attract and retain key employees and directors of EduLink.

Compensation of Directors in 2001

       During the fiscal year ended December 31, 2001, the Company granted an option to purchase 7,000,000 shares of the Company's Common Stock to one of its directors, Shawn Gross. The exercise price of such option is $0.025 per share, with an expiration date of November 19, 2008. Mr. Gross' option vested as follows: (i) options to purchase 3,000,000 shares of Common Stock vested on each of November 19, 2001, and February 19, 2002, and (ii) options to purchase 1,000,000 shares of Common Stock vested on May 19, 2002.

       No other compensation was paid to directors in 2001. And no compensation was paid to directors in 2002.

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

                              BENEFICIAL OWNERSHIP

Name and Address of Beneficial Owner         Number            Percentage (1)
------------------------------------         ------            -------------
Michael Rosenfeld (2)                      144,978,830(3)            16.93%
RONALD RESCIGNO (2)                        172,233,276(4)            19.53%
IAN RESCIGNO (2)                            38,822,600(5)             4.51%
DOROTHY TUCKER (2)                           5,717,647(6)             0.79%
SHAWN GROSS (2)                              7,000,000(7)             0.84%
ALL EXECUTIVE OFFICERS AND                 368,752,353               36.88%
DIRECTORS AS A GROUP (5 PERSONS)



(1) Calculated on the basis OF 821,695,100 shares of common stock issued and outstanding on March 21, 2003. For purposes of this table, a person or group of persons is deemed to have "beneficial ownership" of any shares which such person has the right to acquire within 60 days after the date of this filing. For purposes of computing the percentage of outstanding shares held by each person or group of persons named above on the date of this filing, any security which such person or group of persons has the right to acquire within 60 days after such date is deemed to be outstanding for the purpose of computing the percentage ownership for such person or persons, but is not deemed to be outstanding for the purpose of computing the percentage ownership of any other person.

(2) Address is c/o EduLink, Inc., 201 Wilshire Boulevard, Second Floor, Santa Monica, CA 90401.

(3) Includes 31,456,309 shares issuable upon exercise of warrants, at an exercise price of $.0022 per share, which expire on August 14, 2004, and further includes 3,317,650 shares issuable upon exercise of warrants,at a an exercise price of $.0022 per share, which expire on June 7, 2007.

(4) Includes 57,176,470 shares issuable upon exercise of warrants, at an exercise price of $.0022 per share, which expire on August 14, 2004, and further includes 3,317,650 shares issuable upon exercise of warrants, at exercise price of $.0022 per share, which expire on June 7, 2007.

(5) Includes 33,921,807 shares issuable upon exercise of warrants, at an exercise price of $.0022 per share, which expire on February 1, 2007, and further INCLUDES 5,176,650 shares issuable upon exercise of warrants, at an exercise price of $.0022 per share, which expire on June 7, 2007.

(6) Consists of 5,717,647 shares issuable upon exercise of warrants, at an exercise price of $.0022 per share, which expire on September 14, 2003.

(7) Consists of 7,000,000 shares issuable upon exercise of an option, at an exercise price of $.025 per share, which expires on November 19, 2008.

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

       EduLink utilizes a portion of Mr. Rosenfeld's offices. EduLink paid

$30,491, $40,963, $37,335 and $31,711 in 2002, 2001, 2000, and 1999,
respectively, to the landlord of the premises, which is not an affiliate of EduLink.

                                     PART IV

Item 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)(1) List of financial statements:

       The following is a list of the financial statements of EduLink, Inc. together with the report of independent certified public accountants, included in this report:

                                                                           Page
Report of Independent Certified Public Accountants.....................    F-1
Balance sheets as of December 31, 2002 and 2001  ........................  F-2
Statements of operations for each of the years in the period ended

   December 31, 2002, 2001, 2000 and 1999 and from the period from
   January 25, 1996 (inception) to December 31, 2001...................    F-4
Statements of shareholders' deficit for the period from January 25,
   1996 (inception) to December 31, 2002...............................    F-5
Statements of cash flows for each of the years in the period ended
   December 31, 2002, 2001, 2000 and 1999 and from the period from
   January 25, 1996 (inception) to December 31, 2001 ..................    F-7
Notes to financial statements..........................................    F-10

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

    10.25       Agreement with McGuire and Associates, dated February 1, 2000.*

    10.26       License Agreement with The Regents of the University of
                California, dated September 12, 2000. *

    10.27       Agreement with Howard Ash, dated November 1, 2000. *

    10.28       License Agreement with Science Applications International
                Corporation, dated December 27, 2000. *

    10.29 Agreement with Science Applications International Corporation, dated May 15, 2001.*


--------------------------
* Previously Filed

(b) (4) Reports on Form 8-K:

       No reports on Form 8-K were filed during the fourth quarter of 2002.


                                   SIGNATURES

       Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, as of March 29, 2002.


                                     EDULINK, INC.

                                     By:  /s/ Michael Rosenfeld
                                        ----------------------------------------
                                          Michael Rosenfeld
                                          Chief Executive Officer


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


/s/ Ronald Rescigno
-----------------------------------------------
Ronald Rescigno, Co-Chairman of the
Board of Directors and President


/s/ Dorothy Tucker
-----------------------------------------------
Dorothy Tucker, Director


-----------------------------------------------
Shawn Gross, Director

                                                                  EDULINK, INC.,

                                                   (A DEVELOPMENT STAGE COMPANY)
                                                                        CONTENTS

                                                               December 31, 2002




-------------------------------------------------------------------------------
Page

                                                                  EDULINK, INC.,
                                                       dba THE LEARNING PRIORITY
                                                   (A DEVELOPMENT STAGE COMPANY)
                                                                        CONTENTS

                                                               December 31, 2002

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

                          INDEPENDENT AUDITOR'S REPORT

Board  of  Directors  and  Shareholders
EduLink,  Inc.,
dba  The  Learning  Priority

We  have  audited  the  accompanying  balance  sheets  of EduLink, Inc., dba The
Learning Priority (a development stage company) as of December 31, 2002 and 2001, and the related statements of operations, shareholders' deficit, and cash flows for each of the three years in the period ended December 31, 2002, and for the period from January 25, 1996 (inception) to December 31, 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of EduLink, Inc., dba The Learning Priority as of December 31, 2002 and 2001, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2002, and for the period from January 25, 1996 (inception) to December 31, 2002 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. During the years ended December 31, 2002, 2001, and 2000, the Company incurred net losses of $918,398, $2,844,647, and $7,426,105, respectively and had net cash used in operating activities of $442,734, $2,831,871, and $5,391,439, respectively, In addition, the Company's accumulated deficit was $14,953,836 as of December 31, 2002. These factors, among others, as discussed in Note 2 to the financial statements, raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


SINGER  LEWAK  GREENBAUM  &  GOLDSTEIN  LLP

Los  Angeles,  California
March 26, 2003

                                                                  EDULINK, INC.,
                                                       dba THE LEARNING PRIORITY
                                                   (A DEVELOPMENT STAGE COMPANY)
                                                                  BALANCE SHEETS
                                                                    December 31,
--------------------------------------------------------------------------------


                                     ASSETS

                                                           2002           2001
                                                       ----------     ----------
Current assets
     Cash                                              $      917     $  103,151
     Prepaid assets and other current assets               25,000         27,545
                                                       ----------     ----------

         Total current assets                          $   25,917     $  103,696

Property and equipment, net                                18,572         23,971
Deposit                                                     2,198          2,198
                                                       ----------     ----------

                      Total assets                     $   46,687     $  156,865
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

                                                                  EDULINK, INC.,
                                                       dba THE LEARNING PRIORITY
                                                   (A DEVELOPMENT STAGE COMPANY)
                                                                  BALANCE SHEETS
                                                                    December 31,
--------------------------------------------------------------------------------


                 LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)

                                                          2002          2001
                                                     ------------  ------------
Current liabilities
     Bridge notes payable, net of
       unamortized discount                          $    350,000       164,150
     Accounts payable                                     645,872       633,313
     Compensation payable                                 229,954          --
     Due to related party                                  90,500          --
     Accrued interest                                      94,958        40,625
     Other current liabilities                             18,000          --
                                                     ------------  ------------

         Total current liabilities                      1,429,284       838,088
                                                     ------------  ------------
Commitments and contingencies

Shareholders' equity (deficit)
     Common stock, $0.001 par value
         1,500,000,000 shares authorized
         821,695,100 and 799,977,500 shares
             issued and outstanding                       821,696       821,696
     Shares committed to be issued                        100,000       100,000
     Additional paid-in capital                        12,649,543    12,432,519
     Deficit accumulated during the
       development stage                              (14,953,836)  (14,035,438)
                                                     ------------  ------------

              Total shareholders' equity
                  (deficit)                            (1,382,597)     (681,223)
                                                     ------------  ------------

                 Total liabilities and
                      shareholders'
                      equity (deficit)               $     46,687  $    156,865
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

                                                                  EDULINK, INC.,
                                                       dba THE LEARNING PRIORITY
                                                   (A DEVELOPMENT STAGE COMPANY)
                                                        STATEMENTS OF OPERATIONS

                                     For the Years Ended December
                                     31, 2002, 2001, and 2000 and for the Period
                                     from January 25, 1996 (Inception) to
                                     December 31, 2002
--------------------------------------------------------------------------------


                                                                                                For the
                                                                                              Period from
                                                                                              January 25,
                                                          For the Year Ended                     1996
                                                             December 31,                    (Inception) to
                                         -------------------------------------------------     December 31,
                                               2002             2001              2000             2002
                                         ---------------  ----------------  --------------   --------------
Income

   Interest                               $         130    $      24,792    $     112,499    $     144,239
                                          -------------    -------------    -------------    -------------
Expenses

   Software development costs                    12,884        1,165,269        3,120,301        7,220,268
   General and administrative                   905,644        1,704,170        4,418,303        7,877,807
                                          -------------    -------------    -------------    -------------

     Total expenses                             918,528        2,869,439        7,538,604       15,098,075
                                          -------------    -------------    -------------    -------------

Net loss                                  $    (918,398)   $  (2,844,647)   $  (7,426,105)   $ (14,953,836)
                                          =============    =============    =============    =============

Basic and diluted loss per share          $       (0.00)   $       (0.00)   $        (.01)   $       (0.03)
                                          =============    =============    =============    =============

Weighted-average shares used in
   computation of basic and diluted
   loss per share                           821,695,100      809,318,480      737,055,116      564,383,189
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

                                                                  EDULINK, INC.,
                                                       dba THE LEARNING PRIORITY
                                                   (A DEVELOPMENT STAGE COMPANY)
                                             STATEMENTS OF SHAREHOLDERS' DEFICIT

           For the Period from January 25, 1996 (Inception) to December 31, 2002
-------------------------------------------------------------------------------


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


                                                                                                                 EDULINK, INC.,
                                                                                                      dba THE LEARNING PRIORITY
                                                                                                  (A DEVELOPMENT STAGE COMPANY)
                                                                                            STATEMENTS OF SHAREHOLDERS' DEFICIT

                                                          For the Period from January 25, 1996 (Inception) to December 31, 2001
-------------------------------------------------------------------------------------------------------------------------------

                                                                                                       Deficit
                                                                           Shares                    Accumulated
                                                  Common Stock           Committed     Additional     During the
                                           ---------------------------     to be        Paid-In       Development
                                               Shares         Amount       Issued        Capital        Stage          Total
                                               ------         ------       ------        -------        -----          -----

Balance, December 31, 1999                  647,822,500  $    647,823     $ 671,750   $    921,957   $(3,764,686)  $ (1,523,156)
Common stock issued                           2,000,000         2,000      (100,000)        98,000                            -
Sale of common stock                        148,300,000       148,300                    7,140,450                    7,288,750
Warrants issued to officers                                                              3,082,500                    3,082,500
Options issued to officers                                                                  87,983                       87,983
Conversion of bridge notes                    2,480,000         2,480                      121,520                      124,000
Common stock canceled                          (225,000)         (225)                         225                            -
Common stock canceled                          (500,000)         (500)                     (24,500)                     (25,000)
Common stock subscription received                                          100,000                                     100,000
Common stock issued for services                100,000           100        (5,000)         4,900                            -
Change in settlement of dispute (Note 3)                                   (566,750)                                   (566,750)
Net loss                                                                                              (7,426,105)    (7,426,105)

Balance, December 31, 2000                  799,977,500       799,978       100,000     11,433,035   (11,190,791)     1,142,222
Common stock issued                           2,000,000         2,000      (100,000)        98,000                            -
Common stock issued for cash                 14,000,000        14,000                      686,000                      700,000
Common stock subscription received                    -             -       100,000              -                      100,000
Common stock issued on exercise of
  warrants                                    5,717,600         5,718             -          6,861                       12,579
Options issued to Director                                                                 150,823                      150,823
Options issued to consultants                                                               10,000                       10,000
Unamortized Debt Discount                                                                   47,800                       47,800
Net loss                                                                                              (2,844,647)    (2,844,647)

     Balance, December 31, 2001             821,695,100       821,696       100,000     12,432,519   (14,035,438)      (681,223)

Warrants issued as interest expense
  for notes payable                                                                         81,818                       81,818

Options issued to officers                                                                  37,706                       37,706

Waived salaries                                                                             97,500                       97,500

Net loss                                                                                                (918,398)      (918,398)

     Balance, December 31, 2002             821,695,100   $    821,696     $ 100,000   $ 12,649,543  $(14,953,836)  $ (1,382,597)
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

                                                                                             EDULINK, INC.,
                                                                                  dba THE LEARNING PRIORITY
                                                                              (A DEVELOPMENT STAGE COMPANY)
                                                                                   STATEMENTS OF CASH FLOWS

                                      For the Years Ended December
                                      31, 2002, 2001, and 2000 and for the
                                      Period from January 25, 1996 (Inception)
                                      to December 31, 2002
-----------------------------------------------------------------------------------------------------------

                                                                                                For the
                                                                                              Period from
                                                                                              January 25,
                                                        For the Year Ended                        1996
                                                           December 31,                      (Inception) to
                                         -------------------------------------------------     December 31,
                                               2002             2001              2000             2002
                                         ---------------  ----------------  --------------   --------------
Cash flows from operating
activities
   Net loss                               $     (918,398)  $    (2,844,647) $   (7,426,105)  $ (14,953,836)
   Adjustments to reconcile net
     loss to net cash used in
     operating activities
          Loan from shareholder
         contributed to captial                                                                    140,403
       Common stock to be issued
         for software development
         costs                                                                                     571,750
       Common stock issued for
         professional services                                           -               -          70,000
       Compensation waived by
         officers                                      -                 -               -         130,000
       Options issued to officers as
        compensation                              37,706           150,823               -         188,529
       Options issued for services                     -            10,000               -          10,000
       Warrants issued for services               81,818                 -        3,170,483      3,252,301
       Amortization of debt discount                   -            11,950               -          11,950
       Cancellation of shares
         committed                                     -                 -        (566,750)       (566,750)
       (Increase) decrease in
         prepaid expenses
        and other current assets                   2,545            (2,120)        (25,425)        (25,000)
     Due from related party                            -            10,000         (10,000)              -
     Deposit                                           -                 -          (2,198)         (2,198)
   Increase (decrease) in accts
      payable                                     12,559          (130,002)       (486,042)         645,872
     Compensation payable                        229,954           (50,000)         50,000          229,954
     Accrued interest payable                      2,582            12,125          17,500           61,808
     Due to related party                         90,500                 -        (112,902)          90,500
     Other current liabilities                    18,000                 -               -           18,000
                                         ---------------  ----------------  --------------   --------------
Net cash used in operating activities           (442,734)       (2,831,871)     (5,391,439)     (10,126,717)
                                         ---------------  ----------------  --------------   --------------

   The accompanying notes are an integral part of these financial statements.



                                                                                       EDULINK, INC.,
                                                                            dba THE LEARNING PRIORITY
                                                                        (A DEVELOPMENT STAGE COMPANY)
                                                                             STATEMENTS OF CASH FLOWS

                                            For the Years Ended December 31, 2002, 2001, and 2000 and
                                for the Period from January 25, 1996 (Inception) to December 31, 2002
-----------------------------------------------------------------------------------------------------

                                                                                            For the
                                                                                          Period from
                                                                                          January 25,
                                                                                              1996
                                                        For the Year Ended                (Inception)
                                                           December 31,                       to
                                         ---------------------------------------------    December 31,
                                              2002             2001           2000            2002
                                         -------------     -----------     -----------    ------------
Cash flows from investing activities
   Purchase of property and equipment     $          -             296        (24,267)   $   (18,572)
                                          ------------     -----------     -----------    -----------

Net cash provided by (used in)
 investing activities                                -             296        (24,267)       (18,572)
                                          ------------     -----------     -----------    -----------

Cash flows from financing
activities
   Common stock subscription
     received                                        -         100,000         100,000              -
   Proceeds from issuance of
     bridge notes and loans payable            340,500         100,000               -        815,500
   Repayment of bridge notes                         -               -                        (50,000)
   Proceeds from issuance of
     common stock                                    -         712,579       7,390,000      9,777,579
   Cost of issuance of common
     stocks                                                          -        (126,250)      (396,873)
                                          ------------     -----------     -----------    -----------
Net cash provided by financing
   activities                                  340,500         912,579       7,363,750     10,146,206
                                          ------------     -----------     -----------    -----------

Net increase (decrease) in cash               (102,234)     (1,918,896)      1,948,044            917

Cash (book overdraft), beginning
   of year                                     103,151       2,022,147          74,103             -
                                          ------------     -----------     -----------    -----------
Cash (book overdraft), end of year        $        917     $   103,151     $ 2,022,147    $       917
                                          ============     ===========     ===========    ===========

                                                                  EDULINK, INC.,
                                                       dba THE LEARNING PRIORITY
                                                   (A DEVELOPMENT STAGE COMPANY)
                                                        STATEMENTS OF CASH FLOWS

                       For the Years Ended December 31, 2002, 2001, and 2000 and for the Period from January 25, 1996 (Inception) to December 31, 2002
--------------------------------------------------------------------------------

                                                                       For the
                                                                     Period from
                                                                     January 25,
                                                                        1996
                                          For the Year Ended        (Inception)
                                            December 31,                 to
                               ----------------------------------   December 31,
                                  2002        2001        2000          2002
                               ----------  ----------  ----------   ------------
Supplemental disclosures
 of cash flow information

     Interest paid             $           $        -  $        -    $
                               ==========  ==========  ==========    =========
     Income taxes paid         $      800  $      800  $      800    $   4,000
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

                                                                  EDULINK, INC.,
                                                       dba THE LEARNING PRIORITY
                                                   (A DEVELOPMENT STAGE COMPANY)
                                                   NOTES TO FINANCIAL STATEMENTS
                                                               December 31, 2002

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

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

       Going Concern

       The accompanying financial statements have been prepared on a going concern basis which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the financial statements, during the years ended December 31,2002. 2001 and 2000, the Company incurred losses of $918,398, $2,844,647, and $7,426,105, respectively. As of December 31, 2002,Company incurred cumulative losses, from inception, of $14,953,836. The Company is in the development stage and is primarily engaged in research and development activities. Accordingly, the accompanying statements of operations should not be regarded as typical for normal periods of operation. The Company's development stage status, recurring net losses, and capital deficit raise substantial doubt about its ability to continue as a going concern. Additional financing will be required in order for the Company to complete its development stage activities. Management believes that it will be able to obtain such financing from new investors.

       The financial statements do not include any adjustments relating to the recoverability and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

       Development Stage Enterprise

       The Company is a development stage company as defined in Statement of

                                                                  EDULINK, INC.,
                                                       dba THE LEARNING PRIORITY
                                                   (A DEVELOPMENT STAGE COMPANY)
                                                   NOTES TO FINANCIAL STATEMENTS
                                                               December 31, 2002

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

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

       Going Concern

       The accompanying financial statements have been prepared on a going concern basis which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the financial statements, during the years ended December 31,2002, 2001, and 2000,the Company incurred losses of $918,398, $2,844,647, and $7,426,105, respectively. As of December 31, 2002, the Company is in the development stage and is primarily engaged in research and development activities. Accordingly, the accompanying statements of operations should not be regarded as typical for normal periods of operation. The Company's development stage status, recurring net losses, and capital deficit raise substantial doubt about its ability to continue as a going concern. Additional financing will be required in order for the Company to complete its development stage activities. Management believes that it will be able to obtain such financing from new investors.

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

                                                                  EDULINK, INC.,
                                                       dba THE LEARNING PRIORITY
                                                   (A DEVELOPMENT STAGE COMPANY)
                                                   NOTES TO FINANCIAL STATEMENTS
                                                               December 31, 2002

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

       Cash

       The Company deposits its cash with what it considers high-credit, quality financial institutions. At times, balances are in excess of the Federal Deposit Insurance Corporation insured limit. As of December 31, 2002, there were no uninsured portions.

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

                                                                  EDULINK, INC.,
                                                       dba THE LEARNING PRIORITY
                                                   (A DEVELOPMENT STAGE COMPANY)
                                                   NOTES TO FINANCIAL STATEMENTS
                                                               December 31, 2002

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

                                                                  EDULINK, INC.,
                                                       dba THE LEARNING PRIORITY
                                                   (A DEVELOPMENT STAGE COMPANY)
                                                   NOTES TO FINANCIAL STATEMENTS
                                                               December 31, 2002

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

NOTE 3 - ACCOUNTS PAYABLE

       On January 5, 2000, the Company entered into an agreement with its major vendor and the vendor's affiliates to settle a disputed amount of a contractual obligation arising from a software development contract. The agreement calls for a settlement of the entire outstanding balance for $1,000,000 within the period specified by the agreement. The Company has agreed to pay the vendor at specified dates 15% of the net financing proceeds it receives pursuant to its financing activities. During the year ended December 31, 2000, the Company paid $600,000 to this vendor and its affiliates in accordance with the settlement agreement. The remaining balance of $400,000 is included in the accounts payable balance at December 31, 2002.

       In addition, the agreement states that the Company will assign to the vendor intellectual property rights of the software developed if the $1,000,000 obligation is not paid by December 31, 2002. As of December 31, 2002, the vendor agreed to extend this agreement until further notice.

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

       During December 2001, the Company obtained a loan for $250,000 to be received in two installments. The first installment of $100,000 was received on December 5, 2001. The second installment of $150,000 was received on January 5, 2002. The note bears interest at 10% (annual percentage rate 10.47%) and matured on March 31, 2002, but the maturity date was orally extended by the lender to August 31, 2002. The Company as of December 31, 2002 is in loan default. The loan may be converted at the lender's request into common stock. The number of shares will be determined by dividing $0.05 into that portion of the money owed by the Company.

       The lender was also assigned an aggregate of 6,000,000 existing warrants to purchase shares of the Company's common stock at an exercise price of $0.0022 per share.

       The proceeds of the $250,000 loan have been allocated between the note payable and the warrants based on their relative fair value. The resulting interest is being amortized over the term of the loan. At December 31, 2002, the loan is shown net of amortized interest of $35,850.

                                                                  EDULINK, INC.,
                                                       dba THE LEARNING PRIORITY
                                                   (A DEVELOPMENT STAGE COMPANY)
                                                   NOTES TO FINANCIAL STATEMENTS
                                                               December 31, 2002

--------------------------------------------------------------------------------

NOTE 5 - COMMITMENTS AND CONTINGENCIES

Lease

       The Company co-leases its facility under an operating lease agreement with an unrelated third party, which expired in November 2002, but was extended on a month basis through December 31, 2002. Rent expense was $30,491, $62,067, $68,426, and $31,711 for the years ended December
          31, 2002, 2001, 2000, and 1999, respectively.

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

NOTE 6 - RELATED PARTY TRANSACTIONS

       During the year ended December 31, 2002, a member of the Board of Directors loaned the Company $90,500 for operating costs. This amount is reflected as Due to Related Party on the balance sheet.

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

       During the year ended December 31, 1997, the Company issued 17,152,942 shares of common stock in connection with a private placement for $431,500, net

                                                                  EDULINK, INC.,
                                                       dba THE LEARNING PRIORITY
                                                   (A DEVELOPMENT STAGE COMPANY)
                                                   NOTES TO FINANCIAL STATEMENTS
                                                               December 31, 2002

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

                                                                  EDULINK, INC.,
                                                       dba THE LEARNING PRIORITY
                                                   (A DEVELOPMENT STAGE COMPANY)
                                                   NOTES TO FINANCIAL STATEMENTS
                                                               December 31, 2002

--------------------------------------------------------------------------------

NOTE 7 - SHAREHOLDERS' EQUITY (Continued)

         Common Stock Warrants (Continued)

         A summary of the Company's warrant activity is listed below:


                                                                         Weighted-       Weighted-
                                                       Weighted-          Average         Average
                                                        Average           Exercise        Exercise
                          Stock           Stock       Remaining           Price of        Price of
    Exercise           Warrants        Warrants       Contractual         Warrants        Warrants
       Price        Outstanding      Exercisable         Life           Outstanding      Exercisable
------------------  -----------     ---------------  ----------------   -----------     ---------------
$         0.0022     179,646,185     166,373,069        2.25 years     $     0.0022    $      0.0022
$         0.0100       1,143,529       1,143,529        2.00 years     $     0.0100    $      0.0100
$         0.0350      46,598,824      46,598,824        2.06 years     $     0.0350    $      0.0350
                   -------------   -------------
                     227,388,538     214,115,422
                   =============   =============

       The fair value of the warrants was calculated using the Black-Scholes option valuation model with the following weighted-average assumptions for the years ended December 31, 2002 and 2001: dividend yields of 0% and 0%, respectively; risk free interest rates of 2% and 6%, respectively; expected volatility of 100% and 100%, respectively; and expected lives of four months and seven years, respectively.

       The weighted-average fair value of the warrants issued during the years ended December 31, 2002 and 2001 was $0.05 and $0.05, respectively.

       Options

       A summary of the Company's option activity is listed below:


                                                                    Weighted-      Weighted-
                                                    Weighted-        Average        Average
                                                     Average         Exercise       Exercise
                     Stock           Stock          Remaining        Price of       Price of
    Exercise        Options        Options         Contractual        Options        Options
      Price       Outstanding     Exercisable         Life          Outstanding    Exercisable
--------------    -----------    ---------------  ----------------  -----------   ----------------
$      0.0250      3,000,000        3,000,000        4.88 years     $   0.0250    $      0.0250
$      0.2500      1,000,000        1,000,000        4.67 years     $   0.2500    $      0.2500
                  ----------     ------------
                   4,000,000        4,000,000
                  ==========     ============

                                                                  EDULINK, INC.,
                                                       dba THE LEARNING PRIORITY
                                                   (A DEVELOPMENT STAGE COMPANY)
                                                   NOTES TO FINANCIAL STATEMENTS
                                                               December 31, 2002

--------------------------------------------------------------------------------

NOTE 7 - SHAREHOLDERS' EQUITY (Continued)

       Options (Continued)

       The Company has adopted the disclosure-only provisions of SFAS No. 123. Accordingly, no compensation cost other than that required to be recognized by APB 25 for the difference between the fair value of the Company's common stock at the grant date and the exercise price of the options has been recognized. Had compensation cost for the Company's stock option plan been determined based on the fair value at the grant date for awards consistent with the provisions of SFAS No. 123, the Company's net loss and loss per share for the years ended December 31, 2002 and 2001 would have been increased to the pro forma amounts indicated below:

                                                    2002              2001
                                              ---------------    ---------------     -------------
Net loss as reported                          $      918,398     $  (2,844,647)      $ (7,426,105)
Net loss, pro forma                           $      918,398     $  (2,874,647)      $ (7,426,105)
Basic loss per share as reported              $            -     $           -       $      (0.01)
Basic loss per share, pro forma               $            -     $           -       $      (0.01)

       The fair value of these options was estimated at the date of grant using the minimum value method with the following weighted-average assumptions for the year ended December 31, 2002: dividend yield of 0%, risk-free interest rate of 2%, and expected life of four months. The weighted-average exercise price was $0.05 at December 31, 2002.

       The weighted-average fair value of the options issued during the year ended December 31, 2002 was $0.01.

       Compensation expense of $150,823 and $87,983 was recognized as a result of the issuance of stock options during the years ended December 31, 2001 and 2000, respectively. No options were granted, expired or exercised, during the year ended December 31, 2002.

                                                                  EDULINK, INC.,
                                                       dba THE LEARNING PRIORITY
                                                   (A DEVELOPMENT STAGE COMPANY)
                                                   NOTES TO FINANCIAL STATEMENTS
                                                               December 31, 2002

--------------------------------------------------------------------------------

NOTE 8 - INCOME TAXES

       The Company has incurred no income tax expenses since inception. The actual tax benefit differs from the expected tax benefit computed by applying the United States federal corporate tax rate of 34% to loss before income taxes as follows:


                                                2002             2001                2000
                                          -------------     ---------------     --------------
 Expected tax benefit                     $    (312,000)    $      (990,000)    $   (2,525,000)
 State income taxes, net of federal
   benefit                                       (53,000)          (165,968)          (433,269)
 Changes in valuation allowance                 365,000           1,155,901          2,598,144
                                          -------------     ---------------     --------------
     Total                                $           -     $             -     $            -
                                          =============     ===============     ==============

       The tax effects of temporary differences that give rise to deferred tax assets were as follows:


                                                2002              2001             2000
                                          -------------     --------------      --------------
Net operating loss carryforwards          $   3,073,000     $     2,712,000     $    2,040,000
Software development costs
  capitalized for tax purposes                2,883,000           2,883,000          2,417,000
                                          -------------     ---------------     --------------

                                              5,962,000           5,595,000          4,457,000
Less valuation allowance                      5,962,000           5,595,000          4,457,000
                                          -------------     ---------------     --------------
    Total                                 $           -     $             -     $            -
                                          =============     ===============     ==============

       At December 31, 2002, the Company had federal and state net operating loss carryforwards of approximately $7,684,000 and $3,844,000, respectively, which begin to expire in 2011 and 2002, respectively.

                                                                  EDULINK, INC.,
                                                       dba THE LEARNING PRIORITY
                                                   (A DEVELOPMENT STAGE COMPANY)
                                                   NOTES TO FINANCIAL STATEMENTS
                                                               December 31, 2002

--------------------------------------------------------------------------------

NOTE 9 - SUMMARIZED QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

       Summary data relating to the results of operations for each quarter of the year ended December 31, 2001 is as follows:


                                                  For the Three Months Ended

                                  -------------------------------------------------------------------
                                    December 31,      September 30,       June 30         March 31,
                                      2002              2002               2002            2002
                                  ------------      -------------     -------------     -------------
Income
  Interest                        $           0     $           1     $          17     $         113
                                  -------------     -------------     -------------     -------------
Expense
  Software development
     costs                                    0                 0                              12,884

General and administrative costs        124,783           169,306           203,674           407,882
                                  -------------     -------------     -------------     -------------

           Total expenses               420,653           124,783           169,306           203,674
                                  -------------     -------------     -------------     -------------
Net loss                          $    (124,783)    $    (169,305)    $    (203,657)    $    (420,653)
                                  =============     =============     =============     =============

Basic and diluted
  loss per share                  $        --       $        --       $        --       $        --
                                  =============     =============     =============     =============

Weighted-average
  shares used in
  computation of
  basic and diluted loss per share  821,695,100       821,695,100       809,318,480       809,318,480
                                  =============     =============     =============     =============

NOTE 10 - SUBSEQUENT EVENTS

none