Form 10-Q
period 2003-03-31
EDULINK INC
filed 2003-05-20
CIK 1023008

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q

           [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2003
                                       or

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

                             201 Wilshire Boulevard
                                  Second Floor
                         Santa Monica, California 90401
                             -----------------------
           (Address of principal executive offices including zip code)

                               (310) 310-393-4901
                                -----------------
              (Registrant's telephone number, including area code)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                 Yes [X] No [ ]

     As of March 31, 2003, there were 821,695,100 outstanding shares of the Registrant's Common Stock, $0.001 par value.

                    EDULINK, INC., DBA THE LEARNING PRIORITY
                          (A DEVELOPMENT STAGE COMPANY)

                                TABLE OF CONTENTS

                                                                          Page
                                                                          ----
PART I.  FINANCIAL INFORMATION

Item 1. Unaudited Financial Statements

     Balance Sheets at March 31, 2003(unaudited) and December 31, 2002     3

     Statements of Operations for the three months ended March 31, 2003 and 2002 (unaudited) and for the period from January 25, 1996
        (inception) to March 31, 2003 (unaudited) .....................    4

     Statements of Cash Flows for the three months ended March 31, 2003 and 2002 (unaudited)and for the period from January 25, 1996
       (inception) to March 31, 2003 (unaudited) ......................   5 - 6

     Notes to Financial Statements (unaudited) ........................   7 - 10

Item 2. Management's Discussion and Analysis of Financial Condition
           and Results of Operations ..................................   11-13

PART II.  OTHER INFORMATION

Item 6.  Exhibits......................................................   14

SIGNATURES ............................................................   15

CERTIFICATIONS............................................................16-17


  Unless otherwise indicated, all references to "EduLink," "we," "us" and "our" refer to EduLink, Inc. and its predecessor.

                                CAUTIONARY NOTICE
                      REGARDING FORWARD-LOOKING STATEMENTS

         This report contains statements that we believe are "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements generally can be identified by the use of forward-looking terminology such as "may," "will," "expect," "should," "intend," "estimate," "anticipate," "believe," "plan," "continue" or similar terminology. We undertake no obligation to publicly update or revise any forward-looking statements contained in this report. These forward-looking statements are not guarantees of future performance and are subject to risks, uncertainties and other factors, some of which are beyond our control, that could cause actual results to differ materially from those we express or imply in those forward-looking statements. These risks, uncertainties and other factors include, but are not limited to, the raising of additional capital, the acceptance of our products in the market, competition, the status of our intellectual property and our dependence on educational customers for sales of our specialized educational products, statements regarding our competitive strengths, business strategy, expected benefits of any acquisition, future financial position, budgets, projected costs and plans and objectives of management. Other uncertainties related to our business and securities, which are traded on the OTC Bulletin Board, are outlined in our Annual Report on Form 10-K for the fiscal year ended December 31, 2002.

                                                         EDULINK, INC., DBA THE LEARNING PRIORITY
                                                                    (A DEVELOPMENT STAGE COMPANY)
                                                                                   BALANCE SHEETS
                                                 MARCH 31, 2003 and DECEMBER 31, 2002 (UNAUDITED)
-------------------------------------------------------------------------------------------------
                                              ASSETS

                                                                      March 31,     December 31,
                                                                         2003            2002
                                                                    ------------    ------------
                                                                    (Unaudited)

CURRENT ASSETS
     Cash                                                           $       --      $        917
     Prepaid expenses and other current assets                            25,000          25,000
                                                                    ------------    ------------

         Total current assets                                             25,000          25,917

PROPERTY AND EQUIPMENT, net                                               17,222          18,572
DEPOSIT                                                                    2,198           2,198
                                                                    ------------    ------------

                      TOTAL ASSETS                                  $     44,420    $     46,687
                                                                    ============    ============


                              LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
     Bridge notes payable, net of unamortized discount              $    350,000    $    350,000
     Accounts payable and accrued expenses                               654,489         645,872
     Compensation payable                                                327,454         229,954
     Due to related party                                                 90,500          90,500
     Accrued interest                                                     94,958          94,958
     Other current liabilities                                            18,000          18,000
                                                                    ------------    ------------

         Total current liabilities                                     1,535,401       1,429,284
                                                                    ------------    ------------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' DEFICIT
     Common stock, $0.001 par value
         1,500,000,000 shares authorized
         821,695,100 (unaudited) and 821,695,100 shares
              issued and outstanding                                     821,696         821,696
     Shares committed to be issued                                       100,000         100,000
     Additional paid-in capital                                       12,649,543      12,649,543
     Deficit accumulated during the development stage                (15,062,220)    (14,953,836)
                                                                    ------------    ------------

                  Total stockholders' deficit                         (1,490,981)     (1,382,597)
                                                                    ------------    ------------

                      TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT   $     44,420    $     46,687
                                                                    ============    ============

            The accompanying notes are an integral part of these financial statements.

                                                    EDULINK, INC., DBA THE LEARNING PRIORITY
                                                               (A DEVELOPMENT STAGE COMPANY)
                                                                    STATEMENTS OF OPERATIONS
                          FOR THE THREE MONTHS ENDED MARCH 31, 2003 AND 2002 (UNAUDITED) AND
              FOR THE PERIOD FROM JANUARY 25, 1996 (INCEPTION) TO MARCH 31, 2003 (UNAUDITED)
--------------------------------------------------------------------------------------------

                                                                                 For the
                                                                                Period from
                                                         For the                January 25,
                                                   Three Months Ended               1996
                                                         March 31,            (Inception) to
                                            ------------------------------        March 31,
                                                  2003             2002            2003
                                            -------------    -------------    -------------
                                             (unaudited)       (unaudited)      (unaudited)
INCOME
   Interest                                 $        --      $         113    $     144,239
                                            -------------    -------------    -------------

EXPENSES
   Software development costs                        --             12,884        7,220,268
   General and administrative                     108,384          407,882        7,986,191
                                            -------------    -------------    -------------
     Total expenses                               108,384          420,766       15,206,459
                                            -------------    -------------    -------------

NET LOSS                                    $    (108,384)   $    (420,653)   $ (15,062,220)
                                            =============    =============    =============

BASIC AND DILUTED LOSS PER SHARE            $        --      $        --      $       (0.02)
                                            =============    =============    =============

WEIGHTED-AVERAGE SHARES USED TO COMPUTE
   BASIC AND FULLY DILUTED LOSS PER SHARE     821,695,100      821,695,100      665,913,132
                                            =============    =============    =============


         The accompanying notes are an integral part of these financial statements.

                                                             EDULINK, INC., DBA THE LEARNING PRIORITY
                                                                        (A DEVELOPMENT STAGE COMPANY)
                                                                             STATEMENTS OF CASH FLOWS
                                   FOR THE THREE MONTHS ENDED MARCH 31, 2002 AND 2001 (UNAUDITED) AND
                       FOR THE PERIOD FROM JANUARY 25, 1996 (INCEPTION) TO MARCH 31, 2003 (UNAUDITED)
-----------------------------------------------------------------------------------------------------

                                                                                        For the
                                                                                      Period from
                                                                 For the              January 25,
                                                           Three Months Ended            1996
                                                                 March 31,            (Inception) to
                                                       ----------------------------     March 31,
                                                           2003             2002           2003
                                                       ------------    ------------    ------------
                                                        (unaudited)    (unaudited)      (unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
   Net loss                                            $   (108,384)   $   (420,653)   $(15,062,220)
   Adjustments to reconcile net loss to net cash
     used in operating activities
       Loan from shareholder contributed to captial            --              --           140,403
       Common stock to be issued for software
       development costs                                       --              --           571,750
       Common stock issued for professional services           --              --            70,000
       Common stock issued for related party payable           --              --              --
       Compensation waived by officers                         --              --           130,000
       Options issued to officers as compensation              --            37,706         188,529
       Options issued for services                             --              --            10,000
       Warrants issued for services                            --            81,818       3,252,301
       Amortization of debt discount                           --              --            11,950
       Cancellation of shares committed                        --              --          (566,750)
       Depreciation expense                                   1,350            --              --
       (Increase) decrease in                                  --              --           (25,000)
         Due from related party                                --              --              --
         Prepaid expenses and other current assets             --              --              --
         Deposit                                               --              --            (2,198)
       Increase (decrease) in
         Accounts payable and accrued expenses                8,617          49,506         654,489
         Compensation payable                                97,500         229,954         327,454
         Due to related party                                  --            90,500          90,500
         Accrued expenses                                      --             2,582          61,808
         Other current liabilities                             --            18,000          18,000
CASH FLOWS FROM INVESTING ACTIVITIES
   Purchase of property and equipment                          --              --           (18,572)
                                                       ------------    ------------    ------------

Net cash provided by (used in)investing activities             --              --           (18,572)
                                                       ------------    ------------    ------------

         The accompanying notes are an integral part of these financial statements.

                               EDULINK, INC., DBA THE LEARNING PRIORITY
                                    (A DEVELOPMENT STAGE COMPANY)
                                       STATEMENTS OF CASH FLOWS
                  FOR THE THREE MONTHS ENDED MARCH 31, 2003 AND 2002 (UNAUDITED) AND
            FOR THE PERIOD FROM JANUARY 25, 1996 (INCEPTION) TO MARCH 31, 2003 (UNAUDITED)


                                                                                                       For the
                                                                                                     Period from
                                                                              For the                 January 25,
                                                                        Three Months Ended               1996
                                                                             March 31,              (Inception) to
                                                                ---------------------------------      March 31,
                                                                      2003              2002             2003
                                                                ----------------  ---------------  ----------------
                                                                  (unaudited)        (unaudited)     (unaudited)
CASH FLOWS FROM FINANCING ACTIVITIES
   Proceeds from issuance of bridge notes                       $       -          $   340,500    $      815,500
   Repayment of bridge notes                                            -                 -              (50,000)
   Proceeds from issuance of common stock                               -                 -            9,777,579
   Cost of issuance of common stock                                     -                 -             (396,873)
                                                                ----------------  ---------------  ----------------

Net cash provided by financing activities                               -             340,500         10,146,206
                                                                ----------------  ---------------  ----------------

Net increase (decrease) in cash                                       (917)           (102,234)

CASH, BEGINNING OF PERIOD                                              917             103,151
                                                                ----------------  ---------------  ----------------

CASH, END OF PERIOD                                             $      -          $     917       $          917
                                                                ================  ===============  ================


SUPPLEMENTAL DISCLOSURES OF CASH FLOW
   INFORMATION

     INTEREST PAID                                              $      -          $      -         $      -
                                                                ================  ===============  ================

     INCOME TAXES PAID                                          $      -                 800       $        4,000
                                                                ================  ===============  ================

              The accompanying notes are an integral part of these financial statements.

                    EDULINK, INC., DBA THE LEARNING PRIORITY
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                DECEMBER 31, 2002 AND MARCH 31, 2003 (UNAUDITED)

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

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         Going Concern

         The accompanying financial statements have been prepared on a going concern basis which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the financial statements, during the years ended December 31,2002, 2001, and 2000,the Company incurred losses of $918,398, $2,844,647, and $7,426,105, respectively. As of March 31, 2003, the Company is in the development stage and is primarily engaged in research and development activities. Accordingly, the accompanying statements of operations should not be regarded as typical for normal periods of operation. The Company's development stage status, recurring net losses, and capital deficit raise substantial doubt about its ability to continue as a going concern. Additional financing will be required in order for the Company to complete its development stage activities and continue its operations. Management intends to attempt to obtain such financing from new investors.

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

NOTE 3 - ACCOUNTS PAYABLE

       On January 5, 2000, the Company entered into an agreement with its major vendor and the vendor's affiliates to settle a disputed amount of a contractual obligation arising from a software development contract. The agreement calls for a settlement of the entire outstanding balance for $1,000,000 within the period specified by the agreement. The Company has agreed to pay the vendor at specified dates 15% of the net financing proceeds it receives pursuant to its financing activities. During the year ended December 31, 2000, the Company paid $600,000 to this vendor and its affiliates in accordance with the settlement agreement. The remaining balance of $400,000 is included in the accounts payable balance at March 31, 2003.

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

       The proceeds of the $250,000 loan have been allocated between the note payable and the warrants based on their relative fair value. The resulting interest is being amortized over the term of the loan. At March 31, 2003, the loan is shown net of amortized interest of $35,850.

NOTE 5 - COMMITMENTS AND CONTINGENCIES

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

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

         The Company originally estimated that it needed a total of approximately $8.5 million to produce, alpha test, beta test and launch the system for the 7th and 8th grades only. The Company subsequently (in August
2001) determined that to successfully launch the system, it was necessary to include curricula for all grades from 3rd through 12th as well as the homeschool market, and the Company therefore also needed to license and make third party content available through its system. The Company estimated that it needed an additional $5 million through June 2002 to complete the modifications required for the system's application for the entire 3rd through 12th grades and to the homeschool market, to license and integrate third party content, to complete production of additional enabling tools, to create proprietary curriculum for two additional grade levels, launch the system and conduct marketing activities up to the end of the customary school year (i.e., June 2002), and to provide the infrastructure to market and exploit the Company's technologies outside of the grade 3-12 education market. Therefore, taking into account the revised capital requirements, the Company estimated it needed to raise a total of $13.5 million, of which it had raised a total of $8,062,578, net of expenses, as of September 30, 2001, primarily through the private placement of its Common Stock. As of December 31, 2001, the Company had raised only $200,000 of the additional $5.5 million in capital it needed, and had not completed the modifications required for the production of additional enabling tools, the license of additional third party curriculum content, or the completion of the infrastructure to exploit its technologies outside of the grade 3-12 education market. And as of December 31, 2002, the Company had raised only an additional $150,000.And as of March 31,2003, the Company had not raised any additional investment funds. The Company now estimates that it needs to raise a total of $5 million in capital to upgrade its technology, license and integrate third party content for the 3rd through 12th grades, produce additional enabling tools, conduct marketing activities and launch the system in September 2003. The Company intends to raise the additional $5 million in capital it needs to complete those modifications and enabling tools and to beta test the system while working with various school districts, school district alliances and/or State Departments of Education. Concurrently, the Company intends to obtain additional content from educational publishers, universities and other content providers and to launch the system upon the start of the next customary school year (i.e., August-September 2003),as well as to create the infrastructure to market and exploit its technology in other markets.

         The Company raised $8,412,578, net of expenses, as of March 31, 2003, toward the goal of a total of $13.5 million, primarily through the private placement of its common stock.

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

RESULTS OF OPERATIONS

         Three Months Ended March 31, 2003 as compared to Three Months Ended March 31, 2002

                                           FOR THREE MONTHS ENDED MARCH 31,
         Income statement:                    2003                  2002
                                       -----------------      ---------------
        Revenue                         $        -            $      -
        Interest income                 $        -            $          113

        Software development costs      $        0            $       12,884
        General and administrative
           expenses                     $     108,384         $      407,882
        Total Expenses                  $     108,384         $      420,766

        Net loss                        $     108,384         $      420,653



         Revenue

         EduLink is a development stage enterprise and has spent most of its efforts during the past five years in developing its Smart Schoolhouse system web-based software initially for the 7th and 8th grades, and now also for 3rd through 6th and 9th through 12th grades as well as the home-school market, which is intended to be launched upon the start of next customary school year in September 2003 following the completion of the beta test and resultant modifications to the system, if any. Accordingly, EduLink has not generated any revenues to date. EduLink's cumulative losses from inception through March 31, 2003 are $15,129,140 .

         Interest Income

         Interest income in 2002 arose from investment of capital raised through the December 1999 private placement of common stock.

         Software Development Costs

         Software development costs decreased by $12,844 to 0 for the quarter ended March 31, 2003 from $12,844 for the quarter ended March 31, 2002. The decrease in software development costs resulted,in part, from the completion of a part of EduLink's software development activities after the third quarter 2001, and in part due to Company's limited amount of available funds. Moreover, the Company paid various consulting firms and individual contractors for the development and promotion of the Smart Schoolhouse system in the first quarter, 2001.

         General and Administrative Expenses

         General and administrative expenses decreased by $299,498 to $108,384 for the quarter ended March 31, 2003 compared with 407,882 for the quarter ended March 31, 2002. The main reasons for the variance are decrease of wages, consulting and professional fees, rent and interest expense in the first quarter ending March 31, 2003, as compared to the first quarter ending March 31, 2002.

         Liquidity and Capital Resources

         Since 1996, EduLink has financed its working capital needs through capital contributions by stockholders, private placement of common equity and bridge loans. As of December 31, 2002, the Company had cash of approximately $917. As of March 31,2003, the Company had no cash. Cash used in operations was $442,734 for the year ended December 31,2002, and $10,126,717 from inception through December 31, 2002. Cash used in operations during each of these periods was primarily for expenses related to the design and development of computer software and general and administrative expenses. Since 1996 and through December 31, 2002, the Company has raised $8,162,578 through sales of common stock and approximately $350,000 through bridge loans.

         The Company's current cash resources will not be sufficient to meet its Immediate requirements. The Company is not currently generating revenues to fund its ongoing operations and without additional capital the Company will not be able to operate.

         As indicated above under the caption "Overview," the estimated cost of EduLink's development program and its projected expenses over the next twelve months will require $5 million in capital to provide the anticipated cash requirements up to the planned launch of the Smart Schoolhouse system for the 3rd through 12th grades. Changes in the Company's development program or other changes affecting operating expenses could alter the timing and amount of expenditures and therefore the amount and timing of when the Company will require additional funding. Our independent auditor, Singer, Leewak, Greenbaum & Goldstein, LLP, has expressed substantial doubt as to Edulink's ability to continue as a going concern for the year ended December 31, 2002, based on significant operating losses that Edulink has incurred since inception and the fact that Edulinkis currently in default of its bridge notes payable. EduLink currently plans to raise funds through either revenues generated from licensing its software or the private placement of its equity or debt securities, or a combination of both, in order to meet itsongoing cash needs. However, the additional funding the Company requires may notbe available on acceptable terms or at all. If the Company cannot obtain adequate funding, it will be required to shutdown operations.

                           PART II. OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K.

         (a) Exhibits:

              99.1 Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

         (b) Reports on Form 8-K.

                  There were no reports on Form 8-K filed during the quarter ended March 31, 2003.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned on its behalf by the undersigned thereunto duly authorized.

                                                        EDULINK, INC.

         Date:  May 19, 2003               By:  /s/ Michael Rosenfeld
                                               --------------------------------
                                                Michael Rosenfeld
                                                Chief Executive Officer
                                                (On behalf of the registrant and
                                                as principal financial officer)

                                  CERTIFICATION

           I, MICHAEL ROSENFELD, certify that:

1. I have reviewed this quarterly report on Form 10-Q of EduLink, Inc. (the "Registrant");

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this quarterly report;

4. The Registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Registrant and have:

          a) Designed such disclosure controls and procedures to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

          b) Evaluated the effectiveness of the Registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

          c) Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date:

5. The Registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the Registrant's auditors and the audit committee of the Registrant's board of directors (or persons performing the equivalent functions):

          a) All significant deficiencies in the design and operation of internal controls which could adversely affect the Registrant's ability to record, process, summarize and report financial data and have identified for the Registrant's auditors any material weaknesses in internal controls; and

          b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The Registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


 MAY 19, 2003                                  /s/ Michael Rosenfeld
---------------                                ---------------------
Date                                           MICHAEL ROSENFELD
                                               Chief Executive Officer

                                  CERTIFICATION

           I, MICHAEL ROSENFELD, certify that:

1. I have reviewed this quarterly report on Form 10-Q of EduLink, Inc. (the "Registrant");

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this quarterly report;

4. The Registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Registrant and have:

          a) Designed such disclosure controls and procedures to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

          b) Evaluated the effectiveness of the Registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and
          c) Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date:

5. The Registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the Registrant's auditors and the audit committee of the Registrant's board of directors (or persons performing the equivalent functions):

          a) All significant deficiencies in the design and operation of internal controls which could adversely affect the Registrant's ability to record, process, summarize and report financial data and have identified for the Registrant's auditors any material weaknesses in internal controls; and

          b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The Registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


   MAY 19, 2003                                      /S/ Michael Rosenfeld
-----------------                                    -------------------------
Date                                                 MICHAEL ROSENFELD
                                                     Chief Financial Officer