Form 10-Q/A
period 2003-03-31
EDULINK INC
filed 2003-06-10
CIK 1023008

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q/A

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

                                                         EDULINK, INC., DBA THE LEARNING PRIORITY
                                                                    (A DEVELOPMENT STAGE COMPANY)
                                                                                   BALANCE SHEETS
                                                 MARCH 31, 2003 and DECEMBER 31, 2002 (UNAUDITED)
- -------------------------------------------------------------------------------------------------
                                              ASSETS

                                                                      March 31,     December 31,
                                                                         2003            2002
                                                                    ------------    ------------
                                                                    (Unaudited)

CURRENT ASSETS
     Cash                                                           $       --      $        917
     Prepaid expenses and other current assets                            25,000          25,000
                                                                    ------------    ------------

         Total current assets                                             25,000          25,917

PROPERTY AND EQUIPMENT, net                                               17,222          18,572
DEPOSIT                                                                    2,198           2,198
                                                                    ------------    ------------

                      TOTAL ASSETS                                  $     44,420    $     46,687
                                                                    ============    ============


                              LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
     Bridge notes payable, net of unamortized discount              $    350,000    $    350,000
     Accounts payable and accrued expenses                               654,489         645,872
     Compensation payable                                                327,454         229,954
     Due to related party                                                 90,500          90,500
     Accrued interest                                                    109,133          94,958
     Other current liabilities                                            18,000          18,000
                                                                    ------------    ------------

         Total current liabilities                                     1,549,576       1,429,284
                                                                    ------------    ------------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' DEFICIT
     Common stock, $0.001 par value
         1,500,000,000 shares authorized
         821,695,100 (unaudited) and 821,695,100 shares
              issued and outstanding                                     821,696         821,696
     Shares committed to be issued                                       100,000         100,000
     Additional paid-in capital                                       12,687,243      12,649,543
     Deficit accumulated during the development stage                (15,114,095)    (14,953,836)
                                                                    ------------    ------------

                  Total stockholders' deficit                         (1,505,156)     (1,382,597)
                                                                    ------------    ------------

                      TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT   $     44,420    $     46,687
                                                                    ============    ============

            The accompanying notes are an integral part of these financial statements.

                                                    EDULINK, INC., DBA THE LEARNING PRIORITY
                                                               (A DEVELOPMENT STAGE COMPANY)
                                                                    STATEMENTS OF OPERATIONS
                          FOR THE THREE MONTHS ENDED MARCH 31, 2003 AND 2002 (UNAUDITED) AND
              FOR THE PERIOD FROM JANUARY 25, 1996 (INCEPTION) TO MARCH 31, 2003 (UNAUDITED)
- --------------------------------------------------------------------------------------------

                                                                                 For the
                                                                                Period from
                                                         For the                January 25,
                                                   Three Months Ended               1996
                                                         March 31,            (Inception) to
                                            ------------------------------        March 31,
                                                  2003             2002            2003
                                            -------------    -------------    -------------
                                             (unaudited)       (unaudited)      (unaudited)
INCOME
   Interest                                 $        --      $         113    $     144,239
                                            -------------    -------------    -------------

EXPENSES
   Software development costs                        --             12,884        7,220,268
   General and administrative                     160,259          407,882        8,038,066
                                            -------------    -------------    -------------
     Total expenses                               160,259          420,766       15,258,334
                                            -------------    -------------    -------------

NET LOSS                                    $    (160,259)   $    (420,653)   $ (15,114,095)
                                            =============    =============    =============

BASIC AND DILUTED LOSS PER SHARE            $        --      $        --      $       (0.02)
                                            =============    =============    =============

WEIGHTED-AVERAGE SHARES USED TO COMPUTE
   BASIC AND FULLY DILUTED LOSS PER SHARE     821,695,100      821,695,100      665,913,132
                                            =============    =============    =============


         The accompanying notes are an integral part of these financial statements.

                                                             EDULINK, INC., DBA THE LEARNING PRIORITY
                                                                        (A DEVELOPMENT STAGE COMPANY)
                                                                             STATEMENTS OF CASH FLOWS
                                   FOR THE THREE MONTHS ENDED MARCH 31, 2002 AND 2001 (UNAUDITED) AND
                       FOR THE PERIOD FROM JANUARY 25, 1996 (INCEPTION) TO MARCH 31, 2003 (UNAUDITED)
- -----------------------------------------------------------------------------------------------------

                                                                                        For the
                                                                                      Period from
                                                                 For the              January 25,
                                                           Three Months Ended            1996
                                                                 March 31,            (Inception) to
                                                       ----------------------------     March 31,
                                                           2003             2002           2003
                                                       ------------    ------------    ------------
                                                        (unaudited)    (unaudited)      (unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
   Net loss                                            $   (160,259)   $   (420,653)   $(15,114,095)
   Adjustments to reconcile net loss to net cash
     used in operating activities
       Loan from shareholder contributed to captial            --              --           140,403
       Common stock to be issued for software
       development costs                                       --              --           571,750
       Common stock issued for professional services           --              --            70,000
       Common stock issued for related party payable           --              --              --
       Compensation waived by officers                         --              --           130,000
       Options issued to officers as compensation          37,700            37,706         226,229
       Options issued for services                             --              --            10,000
       Warrants issued for services                            --            81,818       3,252,301
       Amortization of debt discount                           --              --            11,950
       Cancellation of shares committed                        --              --          (566,750)
       Depreciation expense                                 1,350              --              --
       (Increase) decrease in                                  --              --           (25,000)
         Due from related party                                --              --              --
         Prepaid expenses and other current assets             --              --              --
         Deposit                                               --              --            (2,198)
       Increase (decrease) in
         Accounts payable and accrued expenses                8,617          49,506         668,664
         Compensation payable                                97,500         229,954         327,454
         Due to related party                                  --            90,500          90,500
         Accrued expenses                                     14,175          2,582          61,808
         Other current liabilities                             --            18,000          18,000
CASH FLOWS FROM INVESTING ACTIVITIES
   Purchase of property and equipment                          --              --           (18,572)
                                                       ------------    ------------    ------------

Net cash provided by (used in)investing activities             --              --           (18,572)
                                                       ------------    ------------    ------------

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

     During December 2001, the Company obtained a loan for $250,000 to be received in two installments. The first installment of $100,000 was received on December 5, 2001. The second installment of $150,000 was received on January 5, 2002. The note bears interest at 10% (annual percentage rate 10.47%) and matured on March 31, 2002, but the maturity date was orally extended by the lender to August 31, 2002. The Company as of March 31, 2003 is in default of the provisions of the loans and the lenders have not initiated any action for recovery. The loan may be converted at the lender's request into common stock. The number of shares will be determined by dividing $0.05 into that portion of the money owed by the Company.

       The lender was also assigned an aggregate of 6,000,000 existing warrants to purchase shares of the Company's common stock at an exercise price of $0.0022 per share.

       The proceeds of the $250,000 loan have been allocated between the note payable and the warrants based on their relative fair value. The resulting interest is being amortized over the term of the loan. At March 31, 2003, the loan is shown net of amortized interest of $50,025.

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

RESULTS OF OPERATIONS

         Three Months Ended March 31, 2003 as compared to Three Months Ended March 31, 2002

                                           FOR THREE MONTHS ENDED MARCH 31,
         Income statement:                    2003                  2002
                                       -----------------      ---------------
        Revenue                         $        -            $      -
        Interest income                 $        -            $          113

        Software development costs      $        0            $       12,884
        General and administrative
           expenses                     $     160,259         $      407,882
        Total Expenses                  $     160,259         $      420,766

        Net loss                        $     160,259         $      420,653



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

         General and Administrative Expenses

         General and administrative expenses decreased by $247,623 to $160,259 for the quarter ended March 31, 2003 compared with 407,882 for the quarter ended March 31, 2002. The main reasons for the variance are decrease of wages, consulting and professional fees, rent and interest expense in the first quarter ending March 31, 2003, as compared to the first quarter ending March 31, 2002.

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


 MAY 19, 2003                                  /s/ Michael Rosenfeld
----------------                                ---------------------
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


   MAY 19, 2003                                      /S/ Michael Rosenfeld
- -----------------                                    -------------------------
Date                                                 MICHAEL ROSENFELD
                                                     Chief Financial Officer