Form 10-Q
period 2003-06-30
EDULINK INC
filed 2003-08-19
CIK 1023008

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q

     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2003

                                       or

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

                                 Yes [X] No [ ]

         As of June 30, 2003, there were 883,195,100 outstanding shares of the Registrant's Common Stock, $0.001 par value.

                    EDULINK, INC., DBA THE LEARNING PRIORITY
                          (A DEVELOPMENT STAGE COMPANY)

                                TABLE OF CONTENTS

PART I.  FINANCIAL INFORMATION

Item 1. Unaudited Financial Statements

         Balance Sheets at June 30, 2003(unaudited) and December 31, 2002 (audited)

         Statements of  Operations  for the three months ended June 30, 2003 and
              2002  (unaudited)  and  for  the  period  from  January  25,  1996
              (inception) to June 30, 2003 (unaudited)

         Statements of Cash Flows for the three  months ended March 31, 2003 and
              2002  (unaudited)  and  for  the  period  from  January  25,  1996
              (inception) to March 31, 2003 (unaudited)

         Notes to Financial Statements (unaudited)

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

PART II. OTHER INFORMATION

Item 6.  Exhibits

SIGNATURES

CERTIFICATIONS



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

                                         EDULINK, INC. DBA THE LEARNING PRIORITY
                                                   (A DEVELOPMENT STATE COMPANY)
                                                                  BALANCE SHEETS
                      JUNE 30,M 2003 (UNAUDITED) AND DECEMBER 31, 2002 (AUDITED)
--------------------------------------------------------------------------------

                                     ASSETS
                                                June 30,        December 31,
                                                  2003              2002
                                              -------------     -------------
                                               (unaudited)

CURRENT ASSETS
    Cash                                       $    56,307       $       917
    Prepaid expenses and other current assets       25,000            25,000
                                               -------------    -------------

        Total current assets                        81,307       $    25,917

PROPERTY AND EQUIPMENT, net                         15,282            18,572
DEPOSIT                                              2,198             2,198
                                               -------------    -------------
        TOTAL ASSETS                            $   98,787       $    46,687
                                               =============    =============

                     LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
    Bridge notes payable and other notes
        payable, net of unamortized discount    $  397,500      $    350,000
    Accounts payable and accrued expenses          653,689           645,872
    Compensation Payable                           414,954           229,954
    Due to related party                            90,500            90,500
    Accrued interest                               117,981            94,958
    Other current liabilities                       18,000            18,000
                                               -------------    ------------

        Total current liabilitites               1,692,624         1,429,284

STOCKHOLDER' DEFICIT
    Common stock, $0.01 par value
        1,500,000,000 shares authorized
        883,195,100 (unaudited) and
          821,695,100 shares issued and
          outstanding                              883,196           821,696
    Shares committed to be issued                  100,000           100,000
    Stock issued for future consulting
      services net of expensed portion
      for services rendered                       (553,500)              -
    Additional paid-in capital                  13,199,904        12,649,543
    Deficit accumulated during the
      development stage                        (15,223,437)       14,649,543
                                               -------------    ----953-836--

        Total stockholders' deficit             (1,593,837)       (1,382,597)
                                               -------------    -------------
                TOTAL LIABILITIES AND
                  STOCKHOLDERS' DEFICIT         $   98,787      $     46,687
                                               =============    =============



The accompanying notes are an integral part of these financial statements.

                                         EDULINK, INC. DBA THE LEARNING PRIORITY
                                                   (A DEVELOPMENT STATE COMPANY)
                                                                  BALANCE SHEETS
                      JUNE 30,M 2003 (UNAUDITED) AND DECEMBER 31, 2002 (AUDITED)
--------------------------------------------------------------------------------


                                              For the                     For the             January 25,
                                        Three Months Ended          Six Months Ended            1996
                                              June 30,                  June 30,            (Inception) to
                                  -------------------------      -----------------------       June 30,
                                      2003          2002            2003           2002            2003
                                  -----------    ----------      ----------      ---------     -------------
                                  (unaudited)    (unaudited)     (unaudited)     (unaudited)    (unaudited)

REVENUE AND INCOME

     License Fees                 $  25,000     $      -        $    25,000    $ $      -        $      25,000
     Interest Income                    -               17              -               130            144,239
                                  -----------    ----------      ----------     ------------     -------------
        Total Revenue & Income       25,000             17           25,000             130            169,239

EXPENSES
     Software development costs         -              -                -            12,884          7,220,268
     Selling, general and
       administrative               134,342        203,674          294,601         611,556          8,172,408
                                 ------------    ----------      ----------     ------------     -------------
        Total Expenses              134,342        203,674          294,601         624,440         15,392,676
                                 ------------    ----------      ----------     ------------     -------------
        NET LOSS                 $ (109,342)    $ (203,657)     $  (269,601)     $ (624,310)     $ (15,223,437)
                                 ============   ===========     ===========      ===========     =============

BASIC AND DILUTED LOSS
  PER SHARE                           (0.00)    $    (0.00)     $     (0.00)    $     (0.00)      $      (0.02)
                                =============   ===========     ===========     ============     =============

WEIGTED-AVERAGE SHARES
USED IN COMPUTATION OF BASIC
AND DILUTED LOSS PER SHARE      842,195,097    809,318,480      831,528,431    $737,055,116       693,923,056
                                =============  ============     ===========    =============     =============



The accompanying notes are an integral part of these financial statements.

                                         EDULINK, INC. DBA THE LEARNING PRIORITY
                                                   (A DEVELOPMENT STATE COMPANY)
                                                                  BALANCE SHEETS
                      JUNE 30,M 2003 (UNAUDITED) AND DECEMBER 31, 2002 (AUDITED)
--------------------------------------------------------------------------------


                                              For the                     For the             January 25,
                                        Three Months Ended          Six Months Ended            1996
                                              June 30,                  June 30,            (Inception) to
                                  -------------------------      -----------------------       June 30,
                                      2003          2002            2003         2002            2003
                                  -----------    ----------      ----------    ---------     -------------
                                  (unaudited)    (unaudited)     (unaudited)   (unaudited)    (unaudited)

REVENUE AND INCOME

CASH FLOWS FROM OPERATING
ACTIVITIES
  Net Loss                       $ (109,342)    $ (203,657)     $  (269,601)   $   (624,310)    $ (15,223,437)
  Adjustments to reconcile net
    loss to net cash used in
    operating activities
      Loan from shareholder
        contributed to capital          -              -                -               -             140,403
      Common stock to be issued
        for software development
        costs                           -              -                -               -             571,750
    Common stock issued for
      professional services             -              -                -               -              70,000
    Compensation waived by officers     -           97,500              -            97,500           130,000
    Options issued to officers
      vesting as compensation        20,661            -             58,361             -             246,890
    Options issued for services         -              -                -               -              10,000
    Warrants issued for services        -              -                -               -           3,252,301
    Amortization of debt discount       -              -                -           119,524            11,950
    Cancellation of shares committed    -              -                -               -            (566,750)
    Depreciation expense              1,940            -              3,290                            23,138
  (Increase) / decrease in
    current assets
    Prepaid expenses                    -              -                -               -             (25,000)
    Deposits                            -              -                -               -              (2,198)
  Increase / (decrease) in
    current liabilities
    Accounts payable                   (800)        35,115            7,817          83,901           667,864
    Compensation payable             87,500            -            185,000             -             414,954
    Related party liability             -           21,000              -            21,000            90,500
    Accrued expenses and
      other current liabilities       8,848         15,027           23,023          15,747            90,228
                                  -----------    ----------      ----------       ---------     -------------

Net cash provided by (used in)
  operating activities                8,807        (35,015)           7,890        (286,638)      (10,097,407)

CASH FLOWS FROM INVESTING
ACTIVITIES
  Purchase of property and
    equipment                      $    -        $     -        $       -       $    (2,363)      $   (39,992)
Net cash used in investing
                                  -----------    ----------      ----------       ---------     -------------
  activities                            0              0                0            (2,363)          (39,992)
                                  -----------    ----------      ----------       ---------     -------------

CASH FLOWS FROM FINANCING
ACTIVITIES
  Proceeds from issuance of
    bridge notes and other
    short-term notes payable       $ 47,500      $     -        $    47,500     $   185,850       $   863,000
  Payments on bridge notes              -              -                -               -             (50,000)
  Proceeds from issuance of
    common stock                        -              -                -               -           9,777,579
  Cost of issuance of
    common stock                        -              -                -               -            (396,873)
                                  -----------    ----------      ----------       ---------     -------------




The accompanying notes are an integral part of these financial statements.

                    EDULINK, INC., DBA THE LEARNING PRIORITY
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                 DECEMBER 31, 2002 AND June 30, 2003 (UNAUDITED)

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

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

          Going Concern

          The accompanying financial statements have been prepared on a going concern basis which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the financial statements, during the years ended December 31,2002, 2001, and 2000, the Company incurred losses of $918,398, $2,844,647, and $7,426,105, respectively. As of June 30, 2003, the Company is in the development stage and is primarily engaged in research and development activities. Accordingly, the accompanying statements of operations should not be regarded as typical for normal periods of operation. The Company's development stage status, recurring net losses, and capital deficit raise substantial doubt about its ability to continue as a going concern. Additional funds will be required in order for the Company to complete its development stage activities and continue its operations. Management intends to attempt to obtain such funds from new investors and from the generation of revenue.

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

         Further, the Company had agreed to issue approximately 11,435,000 shares of common stock as part of the settlement agreement within 60 days of the date of this agreement in lieu of shares and warrants that were agreed upon previously. During the year ended December 31, 2000, the number of shares agreed to be issued as part of the settlement agreement was reduced to 100,000, which was issued to the vendor in December 2000. As a result, $566,750 of the commitment to issue common stock was reversed. Accordingly, the software development costs were also reduced by $566,750.

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

         During December 2001, the Company obtained a loan for $250,000 to be received in two installments. The first installment of $100,000 was received on December 5, 2001. The second installment of $150,000 was received on January 5, 2002. The note bears interest at 10% (annual percentage rate 10.47%) and matured on March 31, 2002, but the maturity date was orally extended by the lender to August 31, 2002. The Company as of June 30, 2003 is in loan default. The loan may be converted at the lender's request into common stock. The number of shares will be determined by dividing $0.05 into that portion of the money owed by the Company.

         The lender was also assigned an aggregate of 6,000,000 existing warrants to purchase shares of the Company's common stock at an exercise price of $0.0022 per share.

         The proceeds of the $250,000 loan have been allocated between the note payable and the warrants based on their relative fair value. The resulting interest is being amortized over the term of the loan. At June 30, 2003, the loan is shown net of amortized interest of $50,025.

         During June, 2003, the Company obtained a loan of $50,000. The note bears interest at 5% and matures on September 16, 2003. The loan was secured by the personal guarantee of Michael Rosenfeld, the Company's current Executive Vice President and prior Chief Executive Officer.

NOTE 5 - COMMITMENTS AND CONTINGENCIES

         Employment Agreements

         In September 1999, the Company entered into five-year employment contracts with its President, Chief Executive Officer, and Senior Vice President that provide for a minimum annual salary, incentives, and bonuses, which are based on the Company's attainment of specified levels of sales and earnings. The annual salaries for the three officers are $150,000, $150,000, and $90,000, respectively. As of June 1, 2003, the annual salary of one of the prior Chief Executive Officer and now Executive Vice President has been reduced to $30,000.

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

         As of June 1, 2003, the Chief Executive Officer, Michael Rosenfeld, resigned his position as contemplated in his original employment agreement and agreed to serve as Executive Vice President of Business Development for the balance of the five year term at a reduced annual salary of $30,000 (from $150,000). In addition, Mr. Rosenfeld waived his claims to all compensation he deferred through May 31, 2003; and he agreed to defer his compensation at the new rate until such time as the Company received funds equal to $350,000.

         As of June 1, 2003, the Company entered into an employment agreement with Mr. Charles Guy, appointing him as Chief Executive Officer for a term of three years and seven months, providing for annual minimum salary, bonuses and incentives. The minimum salary is at the annual rate of $120,000 during the first 19 months, increasing to $150,000 for year 2005 and $240,000 during the year 2006, provided that a portion of the salary during the balance of 2003 is deferred until the Company obtains funds in the form of revenue and/or capital contributions of fund in excess of $100,000; and provided that if the per share price of Company's common stock closes at $.03 or higher during 2003 for a consecutive period of five days, the salary is reduced during the balance of 2003 from $10,000 per month to $5,000 per month. Mr. Guy also received 20 million shares of Company's common stock and is entitled to receive options to purchase 10 million shares, 5 million of which are to bear an exercise price of $.004 per share and the balance of which are to bear an exercise price of $.01 per share. Lastly, the Company has the right to terminate the employment agreement as of January 1, 2005 and/or January 1, 2006.

         Consulting Agreements

         In June, 2003, the Company entered into consulting agreements with Boris Berenfeld, Sanford Lang, Paul Despot, Cathy Lockwood, Justin Quiz Quiz, Paul Cruz Takash, E Alodavar, Alain Michael, Evan Berger, Barry Alter and Jerome Crumpler. Each consultant is to provide various consulting and professional services for a period of 12 months, each having received in June, 2003 shares of company's common stock or options to purchase shares of company's common stock, all in lieu of cash consideration, in the following amounts, respectively: 5 million, 5 million, 1 million, 1 million, 4 million, 3 million, 5 million, 5.5 million, 5 million and 5 million.

         Form S8 Registration

         In June, 2003, Company filed with the SEC to register an aggregate of 200 million shares of Company's common stock under Form S-8 for the purpose of issuing, from time to time, shares of Company's common stock or options to purchase shares of Company's common stock to key employees and consultants and directors so as to induce such employees, consultants and directors to provide services to Company at favorable rates without requiring significant cash payments. As of June 30, Company has issued 61.5 million of these shares and options to one employee and 10 consultants.

         Agreement with Genesis Technology Group

         In  June,  2003,   Company  entered  into  an  agreement  with  Genesis
         Technology Group wherein Company and Genesis agreed to negotiate in good faith to formulate a joint venture for the purpose of implementing and exploiting Company's education technology system in the country of China. Pursuant to that agreement, Company committed to refrain from entering into any agreements with third parties in connection with exploiting its technologies in China for a period of 90 days and Genesis agreed to pay Company a non-refundable advance against any license fees otherwise payable to Company as a result of any its activities in China through the contemplated joint venture. The advance payable equaled $50,000, 50% of which was paid in June, 2003.

NOTE 6 - RELATED PARTY TRANSACTIONS

         Through December 31, 2002 and the quarter ended March 31, 2003, Michael Rosenfeld, a member of the Board of Directors and officer, loaned the Company $97,500 for operating costs. This amount is reflected as Due to Related Party on the balance sheet.

NOTE 7 - SUBSEQUENT EVENTS

         In July, 2003, Company entered into an agreement with the shareholders of Jaqkar, Inc. to acquire 100% of the issued and outstanding shares of Jaqkar in return for 10 million shares of Company's common stock. The acquisition was scheduled to close on August 1, 2003, but has been delayed by Company in order to complete certain due diligence and establish agreed upon operational procedures. The agreement is now scheduled to close on September 1, 2003.

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

         The Company originally estimated that it needed a total of approximately $8.5 million to produce, alpha test, beta test and launch the system for the 7th and 8th grades only. The Company subsequently (in August 2001) determined that to successfully launch the system, it was necessary to include curricula for all grades from 3rd through 12th as well as the homeschool market, and the Company therefore also needed to license and make third party content available through its system. The Company estimated that it needed an additional $5 million through June 2002 to complete the modifications required for the system's application for the entire 3rd through 12th grades and to the homeschool market, to license and integrate third party content, to complete production of additional enabling tools, to create proprietary curriculum for two additional grade levels, launch the system and conduct marketing activities up to the end of the customary school year (i.e., June 2002), and to provide the infrastructure to market and exploit the Company's technologies outside of the grade 3-12 education market. Therefore, taking into account the revised capital requirements, the Company estimated it needed to raise a total of $13.5 million, of which it had raised a total of $8,062,578, net of expenses, as of September 30, 2001, primarily through the private placement of its Common Stock. As of December 31, 2001, the Company had raised only $200,000 of the additional $5.5 million in capital it needed, and had not completed the modifications required for the production of additional enabling tools, the license of additional third party curriculum content, or the completion of the infrastructure to exploit its technologies outside of the grade 3-12 education market. And as of December 31, 2002, the Company had raised only an additional $150,000. And as of March 31,2003, the Company had not raised any additional investment funds.

         During the second quarter of 2003, the Company determined that it while focusing on the use its core system for the global K-12 education market, it would also focus on models to generate revenue from other sources, including using the same core technology for implementation by libraries and as a resource repository to distribute digital education oriented resources within and outside of the formal education market. The Company now expects that expenses (including software development costs and general and administrative costs) will be approximately $3 million for the period July 1, 2003 to June 30, 2004, to upgrade its technology, integrate certain software without itself producing added enabling tools, license and integrate third party content for the K-12 market and for its planned digital repository, conduct marketing activities and launch its system for the education markets in January, 2004, as well as launch its intended repository at the same time, and provide necessary support and maintenance services to licensees. In June 30, 2003, the Company received $25,000 in revenue and $50,000 in a bridge loan.

RESULTS OF OPERATIONS

         Three Months Ended June 30, 2003 as compared to Three Months Ended June 30, 2002

                                               FOR THREE MONTHS ENDED JUNE 30,
         Income statement:                          2003          2002
                                                  --------      --------
         Revenue                                  $ 25,000      $     --
         Interest Income                          $     --      $     17
         Software Development Costs               $     --      $     --
         General and Administrative Expenses      $134,342      $203,674

         Total Expenses                           $134,342      $203,674

         Net Loss                                 $109,342      $203,657


         Revenue

         EduLink is a development stage enterprise and has spent most of its efforts during the past six years in developing its core technology content management system, initially contemplated to constitute a Smart Schoolhouse web-based software system. The

         Company had generated no revenue from inception through March 31, 2003; and has generated only $25,000 in revenues as of June 30, 2003. EduLink's cumulative losses from inception through June 30, 2003 are $15,223,437.

         Interest Income

         Interest income in 2002 arose from investment of capital raised through the December 1999 private placement of common stock.

         Software Development Costs

         Software development costs remained at 0 for the quarters ending June 30, 2003 and June 30,, 2002. The Failure to expend sums on software development costs resulted, in part, from the completion of a part of EduLink's software development activities after the third quarter 2001, but in substantial part due to Company's limited amount of available funds. Moreover, the Company paid various consulting firms and individual contractors for the development and promotion of the Smart Schoolhouse system in the first quarter, 2001.

         General and Administrative Expenses

         General and administrative expenses decreased by $69,332 to $134,342 for the quarter ended June 30, 2003 compared with $203,674 for the quarter ended June 30, 2002. The main reasons for the variance are decrease of wages, consulting and professional fees, rent and interest expense in the quarter ending June 30, 2003, as compared to the quarter ending June 30, 2002.

         Liquidity and Capital Resources

         Since 1996, EduLink has financed its working capital needs through capital contributions by stockholders, private placement of common equity and bridge loans. As of December 31, 2002, the Company had cash of approximately $917. As of March 31,2003, the Company had no cash. As of June 30, the Company had $56,307 in cash. Cash used in operations was $442,734 for the year ended December 31,2002, and $10,126,717 from inception through December 31, 2002. Cash used in operations during each of these periods was primarily for expenses related to the design and development of computer software and general and administrative expenses. Since 1996 and through December 31, 2002, the Company has raised $8,162,578 through sales of common stock and approximately $350,000 through bridge loans.

         The Company's current cash resources will not be sufficient to meet its immediate requirements. The Company is not currently generating sufficient revenues to fund its ongoing operations and without additional capital the Company will not be able to operate.

         As indicated above under the caption "Overview," the estimated cost of EduLink's development program and its projected expenses during the period July 1, 2003 through June 30, 2004 will require $3 million in funds to provide the anticipated cash requirements. Changes in the Company's development program or other changes affecting operating expenses could alter the timing and amount of expenditures and therefore the amount and timing of when the Company will require additional funding. Our independent auditor, Singer, Lewak, Greenbaum & Goldstein, LLP, has expressed substantial doubt as to EduLink's ability to continue as a going concern for the year ended December 31, 2002, based on significant operating losses that EduLink has incurred since inception and the fact that EduLink is currently in default of its bridge notes payable. EduLink currently plans to raise funds through either revenue generated from licensing its software or the private placement of its equity or debt securities, or a combination of both, in order to meet its ongoing cash needs. However, the additional funding the Company requires may not be available on acceptable terms or at all. If the Company cannot obtain adequate funding, it will be required to shutdown operations.


Part II Other Information

Item 1  Legal Proceedings

         None

Item 2  Changes In Securities

         None

Item 3  Defaults Upon Senior Securities

         None

Item 4  Submission of Matters To Vote of Securities Holders

         None

Item 5  Other Information

         None

Item 6   Exhibits and Reports on Form 8-K

         99.1 Written Statement of Chief Executive Officer Pursuant to 18 U.S.C. SS 1350

         99.1 Written Statement of Chief Financial Officer Pursusant to 18 U.S.C SS 1350

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned on its behalf by the undersigned thereunto duly authorized.



                                 EDULINK, INC.


Date: August 19, 2003            By: /s/ Charles H. Guy III
                                     -----------------------------------------
                                     Chief Executive Officer
                                     (On behalf of the registrant)


Date: August 19, 2003            By: /s/  Michael Rosenfeld
                                     -----------------------------------------
                                     Principal Financial Officer
                                     (On behalf of the registrant)



                                  CERTIFICATION

         I, CHARLES H. GUY III, certify that:

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

August 19, 2003                                 /s/ CHARLES H. GUY III
---------------                                 --------------------------------
     Date                                       Chief Executive Officer

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

    August 19, 2003                             /s/ MICHAEL ROSENFELD
    ---------------                             --------------------------------
         Date                                   Primary Financial Officer