Form 10-Q
period 2003-09-30
EDULINK INC
filed 2003-11-14
CIK 1023008

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q


         [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2003
                                       or

         [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from ______________ to ______________

                        Commission File Number: 000-29953



                                  EDULINK, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


                Nevada                                      95-4562316
               ---------                                  ---------------
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

                               (310) 310-393-4901
                              ---------------------
              (Registrant's telephone number, including area code)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                 Yes [X] No [ ]

         As of September 30, 2003, there were 893,195,100 outstanding shares of the Registrant's Common Stock, $0.001 par value.

                    EDULINK, INC., DBA THE LEARNING PRIORITY
                          (A DEVELOPMENT STAGE COMPANY)

                                TABLE OF CONTENTS

PART I.  FINANCIAL INFORMATION

Item 1. Unaudited Financial Statements

         Balance Sheets at September 30, 2003(unaudited) and December 31, 2002 (audited)

         Statements of Operations for the three months ended  September 30, 2003 and 2002  (unaudited)  and for the period  from  January  25, 1996
              (inception) to September 30, 2003 (unaudited)

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

                                         EDULINK, INC. DBA THE LEARNING PRIORITY
                                                   (A DEVELOPMENT STATE COMPANY)
                                                                  BALANCE SHEETS
                  SEPTEMBER 30, 2003 (UNAUDITED) AND DECEMBER 31, 2002 (AUDITED)
--------------------------------------------------------------------------------



                                     ASSETS
                                                                            September 30,         December 31,
                                                                                2003                 2002
                                                                            ------------          ------------
                                                                             (unaudited)
CURRENT ASSETS
Cash                                                                        $        863          $        917
Prepaid expenses and other current assets                                         25,000                25,000
                                                                            ------------          ------------

Total current assets                                                              25,863          $     25,917

PROPERTY AND EQUIPMENT, net                                                       13,342                18,572
DEPOSIT                                                                            2,198                 2,198
                                                                            ------------          ------------

TOTAL ASSETS                                                                $     41,403          $     46,687
                                                                            ------------          ------------


                    LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Bridge notes payable and other notes payable,
net of unamortized discount                                                 $    379,650          $    350,000
Accounts payable and accrued expenses                                            641,533               645,872
Compensation Payable                                                             307,454               229,954
Due to related party                                                              90,500                90,500
Accrued interest                                                                 127,355                94,958
Other current liabilities                                                         18,000                18,000
                                                                            ------------          ------------

Total current liabilities                                                      1,564,492             1,429,284

STOCKHOLDER' DEFICIT
Common stock,  $0.001 par value
1,500,000,000 shares authorized
905,745,100 (unaudited) and 821,695,100 shares
issued and outstanding                                                           905,746               821,696
Shares committed to be issued                                                    100,000               100,000
Stock issued for future consulting services net of expensed portion
 for services rendered                                                          (733,500)                   --
Additional paid-in capital                                                    13,570,865            12,649,543
Deficit accumulated during the development stage                             (15,366,200)          (14,953,836)
                                                                            ------------          ------------

Total stockholders' deficit                                                   (1,523,089)           (1,382,597)
                                                                            ------------          ------------

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                                 $     41,403          $     46,687
                                                                            ------------          ------------

   The accompanying notes are an integral part of these financial statements.

                                        EDULINK, INC., DBA THE LEARNING PRIORITY
                                                   (A DEVELOPMENT STAGE COMPANY)
                                                        STATEMENTS OF OPERATIONS
    FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2003 AND 2002  (UNAUDITED)
                  AND FOR THE  PERIOD  FROM  JANUARY  25,  1996  (INCEPTION)  TO
                                                SEPTEMBER  30,  2003 (UNAUDITED)


                                                                                                            For the
                                                                                                          Period from
                                                  For the                        For the                  January 25,
                                            Three Months Ended              Nine Months Ended                1996
                                              September 30,                    September 30,             (Inception) to
                                      ------------------------------    ------------------------------    September 30,
                                          2003             2002              2003            2002             2003
                                      -------------    -------------    -------------    -------------    -------------
                                       (unaudited)       (unaudited)     (unaudited)      (unaudited)      (unaudited)
REVENUE AND INCOME
License Fees                          $      25,000    $          --    $      50,000    $          --    $      50,000
Interest                                         --                1               --              131          144,239
                                      -------------    -------------    -------------    -------------    -------------
Total Revenue & Income                       25,000                1           50,000              131          194,239

EXPENSES
Software development costs                   42,000               --           42,000           12,884        7,262,268
Selling, general and administrative         125,763          169,306          420,364          780,862        8,298,171
                                      -------------    -------------    -------------    -------------    -------------
Total Expenses                              167,763          169,306          462,364          793,746       15,560,439
                                      -------------    -------------    -------------    -------------    -------------

NET LOSS                              $    (142,763)   $    (169,305)   $    (412,364)   $    (793,615)   $ (15,366,200)
                                      -------------    -------------    -------------    -------------    -------------

BASIC AND DILUTED LOSS
PER SHARE                             $       (0.00)   $       (0.00)   $       (0.00)   $       (0.00)   $       (0.02)
                                      -------------    -------------    -------------    -------------    -------------


WEIGTED-AVERAGE SHARES USED IN
COMPUTATION OF BASIC AND
DILUTED LOSS PER SHARE                  904,236,482      809,318,480      869,178,636      737,055,116      723,654,920
                                      -------------    -------------    -------------    -------------    -------------

   The accompanying notes are an integral part of these financial statements.

                                        EDULINK, INC., DBA THE LEARNING PRIORITY
                                                   (A DEVELOPMENT STAGE COMPANY)
                                                        STATEMENTS OF CASH FLOWS
 FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2003 AND 2002 (UNAUDITED) AND
          FOR THE PERIOD FROM JANUARY 25, 1996 (INCEPTION) TO SEPTEMBER 30, 2003
                                                                     (UNAUDITED)
--------------------------------------------------------------------------------

                                                                                                                        For the
                                                                                                                      Period from
                                                                    For the                For the                     January 25,
                                                              Three Months Ended             Nine Months Ended            1996
                                                                 September 30,                 September 30,         (Inception) to
                                                                                                                      September 30,
                                                              2003           2002           2003           2002           2003
                                                          ------------   ------------   ------------   ------------   ------------
                                                           (unaudited)    (unaudited)    (unaudited)    (unaudited)    (unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss                                                  $   (142,763)  $   (169,305)  $   (412,364   $   (793,615)  $(15,366,200)
Adjustments to reconcile net loss to net cash used in
  operating activities
Loan from shareholder contributed to capital                        --             --             --             --        140,403
Common stock to be issued for software development costs            --             --             --             --        571,750
Common stock issued for professional services                       --             --             --             --         70,000
Compensation waived by officers                                175,000         97,500        175,000        195,000        305,000
Options issued to officers vesting as compensation              20,661             --         79,022             --        267,551
Options issued for services                                         --             --             --             --         10,000
Warrants issued for services                                        --             --             --             --      3,252,301
Amortization of debt discount                                       --             --             --        119,524         11,950
Cancellation of shares committed                                    --             --             --             --       (566,750)
Depreciation expense                                             1,940             --          5,230         25,078
(Increase) / decrease in current assets
Prepaid expenses                                                    --             --             --             --        (25,000)
Deposits                                                            --             --             --             --         (2,198)
Increase / (decrease) in current liabilities
Accounts payable                                               (12,156)         7,576         (4,339)        91,850        655,708
Compensation payable                                          (107,500)            --         77,500             --        307,454
Related party liability                                             --         67,000             --         88,000         90,500
Accrued expenses and other current liabilities                  (1,572)        32,397         12,603         99,602
                                                          ------------   ------------   ------------   ------------   ------------
Net cash provided by (used in) operating activities            (55,444)         1,199        (47,554)      (286,638)   (10,152,851)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment                        $         --   $         --   $         --   $     (2,363)  $    (39,992)
                                                          ------------   ------------   ------------   ------------   ------------
Net cash used in investing activities                                0              0              0         (2,363)       (39,992)
                                                          ------------   ------------   ------------   ------------   ------------

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of bridge notes and other
  short-term notes payable                                $         --   $         --   $     47,500   $    185,850   $    863,000
Payments on bridge notes                                    (17,865.00)            --        (17,865)            --        (67,865)
Proceeds from issuance of common stock                       17,865.00             --         17,865             --      9,795,444
Cost of issuance of common stock                                    --             --             --             --       (396,873)
                                                          ------------   ------------   ------------   ------------   ------------
Net cash provided by financing activities                            0              0         47,500        185,850     10,193,706
                                                          ------------   ------------   ------------   ------------   ------------

Net increase (decrease) in cash                                (55,444)         1,199            (54)      (103,151)           863

CASH, BEGINNING OF PERIOD                                       56,307              0            917        103,151             --
                                                          ------------   ------------   ------------   ------------   ------------

CASH, END OF PERIOD                                       $        863   $      1,199   $        863   $         --   $        863
                                                          ------------   ------------   ------------   ------------   ------------

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
INTEREST PAID                                             $         --   $         --   $         --   $         --   $         --
                                                          ------------   ------------   ------------   ------------   ------------

INCOME TAXES PAID                                         $        250   $        820   $      1,050   $        820   $      5,850
                                                          ------------   ------------   ------------   ------------   ------------

   The accompanying notes are an integral part of these financial statements.

                    EDULINK, INC., DBA THE LEARNING PRIORITY
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
              DECEMBER 31, 2002 AND September 30, 2003 (UNAUDITED)

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

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         Going Concern

         The accompanying financial statements have been prepared on a going concern basis which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the financial statements, during the years ended December 31, 2002, 2001, and 2000, the Company incurred losses of $918,398, $2,844,647, and $7,426,105, respectively. As of September 30, 2003, the Company is in the development stage and is primarily engaged in research and development activities. Accordingly, the accompanying statements of operations should not be regarded as typical for normal periods of operation. The Company's development stage status, recurring net losses, and capital deficit raise substantial doubt about its ability to continue as a going concern. Additional funds will be required in order for the Company to complete its development stage activities and continue its operations. Management intends to attempt to obtain such funds from new investors and from the generation of revenue.

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

         During December 2001, the Company obtained a loan for $250,000 to be received in two installments. The first installment of $100,000 was received on December 5, 2001. The second installment of $150,000 was received on January 5, 2002. The note bears interest at 10% (annual percentage rate 10.47%) and matured on March 31, 2002, but the maturity date was orally extended by the lender to August 31, 2002. The Company as of September 30, 2003 is in loan default. The loan may be converted at the lender's request into common stock. The number of shares will be determined by dividing $0.05 into that portion of the money owed by the Company.

         The lender was also assigned an aggregate of 6,000,000 existing warrants to purchase shares of the Company's common stock at an exercise price of $0.0022 per share.

         The proceeds of the $250,000 loan have been allocated between the note payable and the warrants based on their relative fair value. The resulting interest is being amortized over the term of the loan. At September 30, 2003, the loan is shown net of amortized interest of $50,025.

         During June, 2003, the Company obtained a loan of $50,000, with net proceeds of $47,500. The note bears interest at 5% and matures on September 16, 2003. The loan was secured by the personal guarantee of Michael Rosenfeld, the Company's current Executive Vice President and prior Chief Executive Officer. As of September 30, 2003, Company repaid the lender $17, 850 of the sums due under the note, as the same was extended through an oral agreement between Company and the lender through November 30, 2003

NOTE 5 - COMMITMENTS AND CONTINGENCIES

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

         Consulting Agreements

         In June, 2003, the Company entered into consulting agreements with Boris Berenfeld, Sanford Lang, Paula Despot, Cathy Lockwood, Justin Quiz Quiz, Paul Cruz Takash, E Alodavar, Alain Michael, Evan Berger, Barry Alter and Jerome Crumpler. Each consultant is to provide various consulting and professional services for a period of 12 months, each having received in June, 2003 shares of company's common stock or options to purchase shares of company's common stock, all in lieu of cash consideration.

         In the third quarter ending September 31, 2003, the Company entered into consulting agreements with JES & Company, Strategic Initiatives, Inc. and Mrs. Joyce Scharbo. The Company paid JES & Co. $10,000, paid Strategic Initiatives, Inc. $12,000 and issued shares of Company's common stock to Mrs. Scharbo as well as additional shares to consultants who entered into agreements during the second quarter ending June 30,2003, meaning Boris Berenfeld and Jerome Crumpler, as well as Evan Berger upon his exercise of options at $.007 per share

         Form S8 Registration

         In June, 2003, Company filed with the SEC to register an aggregate of 200 million shares of Company's common stock under Form S-8 for the purpose of issuing, from time to time, shares of Company's common stock or options to purchase shares of Company's common stock to key employees and consultants and directors so as to induce such employees, consultants and directors to provide services to Company at favorable rates without requiring significant cash payments. As of September 30, 2003 Company has issued 83.5 Million of these shares and options to one employee and 12 consultants, inclusive of 2,550,000 shares issued upon exercise of options at $.007 per share.

         Agreement with Genesis Technology Group

         In  June,  2003,   Company  entered  into  an  agreement  with  Genesis
         Technology Group wherein Company and Genesis agreed to negotiate in good faith to formulate a joint venture for the purpose of implementing and exploiting Company's education technology system in the country of China. Pursuant to that agreement, Company committed to refrain from entering into any agreements with third parties in connection with exploiting its technologies in China for a period of 90 days and Genesis agreed to pay Company a non-refundable advance against any license fees otherwise payable to Company as a result of any its activities in China through the contemplated joint venture. The advance payable equaled $50,000, 50% of which was paid in June, 2003.and the balance in July, 2003.

NOTE 6 - RELATED PARTY TRANSACTIONS

         Through December 31, 2002 and the quarter ended March 31, 2003, Michael Rosenfeld, a member of the Board of Directors and officer, loaned the Company $97,500 for operating costs. This amount is reflected as Due to Related Party on the balance sheet was waived during the third quarter, 2003.


NOTE 7 - SUBSEQUENT EVENTS

         In July, 2003, Company entered into an agreement with the shareholders of Jaqkar, Inc. to acquire 100% of the issued and outstanding shares of Jaqkar in return for 10 million shares of Company's common stock. The acquisition was scheduled to close on August 1, 2003, but was delayed by Company in order to complete certain due diligence and establish agreed upon operational procedures. The agreement was scheduled to close on September 1, 2003.and is now scheduled to close on November 17, 2003.

         In October, 2003, Company's debt to two bridge lenders was reduced to zero from an aggregate of $350,000 in principle and approximately $95,000 in accrued and unpaid interest, by issuing to the lenders pursuant to their conversion rights, as amended, shares of Company's common stock at a price equal to 60% of the average closing bid price of Company's common stock during the five business day period preceding the date on which the lenders converted the sums due into shares of Company's common stock.. The total shares issued were 119,000,000.

         On October 30, 2003, the sum of $20,000 was paid to reduce the sums due under the bridge loan received in the second quarter, 2003, so that as of November 3, 2003, out of the $50,000 debt, $37.850 has been repaid, leaving a balance of $12,150 plus approximately $750 in accrued and unpaid interest. The payment of $20,000 was made by an independent third party who shall receive shares of Company's common stock at a price equal to75% of the closing bid price of such shares as of the date such payment was made, not to exceed 3,000,000 shares. Such shares had not been issued as of November 11, 2003.

         In the third quarter ending September 30, 2003, Michael Rosenfeld waived $97,500 of sums advanced by him to or for the benefit of the Company and in addition waived deferred compensation of $12,500 per month for 14 months, and during the second quarter ending June, 30, 2003, Mr. Rosenfeld voluntarily reduced his compensation from $12,500 per month to $2,500 per month. On October 30, 2003, the Company granted options to Mr. Rosenfeld to purchase 15 million shares of Company's registered common stock at an exercise price of $.004 per share.


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

         The Company originally estimated that it needed a total of approximately $8.5 million to produce, alpha test, beta test and launch the system for the 7th and 8th grades only. The Company subsequently (in August 2001) determined that to successfully launch the system, it was necessary to include curricula for all grades from 3rd through 12th as well as the homeschool market, and the Company therefore also needed to license and make third party content available through its system. The Company estimated that it needed an additional $5 million through June 2002 to complete the modifications required for the system's application for the entire 3rd through 12th grades and to the homeschool market, to license and integrate third party content, to complete production of additional enabling tools, to create proprietary curriculum for two additional grade levels, launch the system and conduct marketing activities up to the end of the customary school year (i.e., June 2002), and to provide the infrastructure to market and exploit the Company's technologies outside of the grade 3-12 education market. Therefore, taking into account the revised capital requirements, the Company estimated it needed to raise a total of $13.5 million, of which it had raised a total of $8,062,578, net of expenses, as of September 30, 2001, primarily through the private placement of its Common Stock. As of December 31, 2001, the Company had raised only $200,000 of the additional $5.5 million in capital it needed, and had not completed the modifications required for the production of additional enabling tools, the license of additional third party curriculum content, or the completion of the infrastructure to exploit its technologies outside of the grade 3-12 education market. And as of December 31, 2002, the Company had raised only an additional $150,000. And as of March 31, 2003, the Company had not raised any additional investment funds.

         During the second quarter of 2003, the Company determined that while focusing on the use its core system for the global K-12 education market, it would also focus on models to generate revenue from other sources, including using the same core technology for implementation by libraries and as a resource repository to distribute digital education oriented resources within and outside of the formal education market. The Company now expects that expenses (including software development costs and general and administrative costs) will be approximately $3 million for the period July 1, 2003 to September 30, 2004, to upgrade its technology, integrate certain software without itself producing added enabling tools, license and integrate third party content for the K-12 market and for its planned digital repository, conduct marketing activities and launch its system for the education markets in January, 2004, as well as launch its intended repository at the same time, and provide necessary support and maintenance services to licensees. In June, 2003, the Company received $25,000 in revenue and $50,000 in a bridge loan. In the third quarter ending September 30, 2003, the Company received $25,000 in revenue and repaid $17, 850 of the $50,000 due under the bridge loan received in June, 2003.

RESULTS OF OPERATIONS

         Three Months Ended September 30, 2003 as compared to Three Months Ended September 30, 2002

                                                                FOR THREE MONTHS ENDED SEPTEMBER 30

         Income statement:                                          2003                      2002
                                                              ---------------           ---------------
         Revenue                                              $      25,000             $          --
         Interest Income                                      $          --             $          --1
         Software Development Costs                           $      42,000             $          --
         General and Administrative Expenses                  $     105,383             $     169,306

         Total Expenses                                       $     147,383             $     169,306

         Net Loss                                             $    (122,383)            $    (169,305)

         Revenue

         EduLink is a development stage enterprise and has spent most of its efforts during the past six years in developing its core technology content management system, initially contemplated to constitute a Smart Schoolhouse web-based software system. The Company had not generated no revenue from inception through March 31, 2003; and has generated only $50,000 in revenues as of September 30, 2003. EduLink's cumulative losses from inception through September 30, 2003 are $ (15,366,200).

         Interest Income

         Interest income in 2002 arose from investment of capital raised through the December 1999 private placement of common stock.

         Software Development Costs

         Software development costs increased by $42,000 to $42,000 for the quarters ending September 30, 2003 as compared to zero dollars for the quarter ending September 30,, 2002. The increase resulted from Company's obtaining a nominal amount of revenue and a bridge loan during the second and third quarters of 2003. However, the failure to expend significant sums on software development costs resulted, in part, from the completion of a part of EduLink's software development activities after the third quarter 2001, but in substantial part due to Company's limited amount of available funds. Moreover, the Company paid various consulting firms and individual contractors for the development and promotion of the Smart Schoolhouse system in the first quarter, 2001.

         General and Administrative Expenses

         General and administrative expenses decreased by $43, 543 to $125,763 for the quarter ended September 30, 2003 compared with $169,306 for the quarter ended September 30, 2002. The main reasons for the variance are decrease of wages, consulting and professional fees, rent and interest expense in the quarter ending September 30, 2003, as compared to the quarter ending September 30, 2002.

         Liquidity and Capital Resources

         Since 1996, EduLink has financed its working capital needs through capital contributions by stockholders, private placement of common equity and bridge loans. As of December 31, 2002, the Company had cash of approximately $917. As of March 31, 2003, the Company had no cash. As of June 30, 2003 the Company had $56,307 in cash. As of September30, 2003, the Company had cash of approximately $1536. Cash used in operations was $442,734 for the year ended December 31, 2002, and $10,126,717 from inception through December 31, 2002. Cash used in operations during each of these periods was primarily for expenses related to the design and development of computer software and general and administrative expenses. Since 1996 and through December 31, 2002, the Company has raised $8,162,578 through sales of common stock and approximately $350,000 through bridge loans.

         The Company's current cash resources will not be sufficient to meet its immediate requirements. The Company is not currently generating sufficient revenues to fund its ongoing operations and without additional capital the Company will not be able to operate.

         As indicated above under the caption "Overview," the estimated cost of EduLink's development program and its projected expenses during the period July 1, 2003 through September 30, 2004 will require $3 million in funds to provide the anticipated cash requirements. Changes in the Company's development program or other changes affecting operating expenses could alter the timing and amount of expenditures and therefore the amount and timing of when the Company will require additional funding. Our independent auditor, Singer, Lewak, Greenbaum &

         Goldstein, LLP, has expressed substantial doubt as to EduLink's ability to continue as a going concern for the year ended December 31, 2002, based on significant operating losses that EduLink has incurred since inception and the fact that EduLink is currently in default of its bridge notes payable. EduLink currently plans to raise funds through either revenue generated from licensing its software or the private placement of its equity or debt securities, or a combination of both, in order to meet its ongoing cash needs. However, the additional funding the Company requires may not be available on acceptable terms or at all. If the Company cannot obtain adequate funding, it will be required to shutdown operations.

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


                                           EDULINK, INC.

                                           ----------------------------------
         Date:    November 14, 2003        By: /s/  Charles H. Guy III
                                           Chief Executive Officer
                                           (On behalf of the registrant)

                                           ----------------------------------
         Date:    November 14, 2003        By: /s/  Michael Rosenfeld
                                           Principal Financial Officer
                                           (On behalf of the registrant)

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


   November 14, 2003
         Date                                      /s/ CHARLES H. GUY III
                                                   ----------------------------
                                                   Chief Executive Officer

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


    November 14, 2003                           /s/ MICHAEL ROSENFELD
    -----------------                           ------------------------
         Date                                   Primary Financial Officer