Form 10-Q/A
period 2003-09-30
EDULINK INC
filed 2003-12-19
CIK 1023008

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

                                        EDULINK, INC., DBA THE LEARNING PRIORITY
                                                   (A DEVELOPMENT STAGE COMPANY)
                                                        STATEMENTS OF CASH FLOWS
 FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2003 AND 2002 (UNAUDITED) AND
          FOR THE PERIOD FROM JANUARY 25, 1996 (INCEPTION) TO SEPTEMBER 30, 2003
                                                                     (UNAUDITED)
--------------------------------------------------------------------------------

                                                                                                                        For the
                                                                                                                      Period from
                                                                    For the                For the                     January 25,
                                                              Three Months Ended             Nine Months Ended            1996
                                                                 September 30,                 September 30,         (Inception) to
                                                                                                                      September 30,
                                                              2003           2002           2003           2002           2003
                                                          ------------   ------------   ------------   ------------   ------------
                                                           (unaudited)    (unaudited)    (unaudited)    (unaudited)    (unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss                                                  $   (142,763)  $   (169,305)  $   (412,364)  $   (793,615)  $(15,366,200)
Adjustments to reconcile net loss to net cash used in
  operating activities
Loan from shareholder contributed to capital                        --             --             --             --        140,403
Common stock to be issued for software development costs            --             --             --             --        571,750
Common stock issued for professional services                       --             --             --             --         70,000
Compensation waived by officers                                175,000         97,500        175,000        195,000        305,000
Options issued to officers vesting as compensation              20,661             --         79,022             --        267,551
Options issued for services                                         --             --             --             --         10,000
Warrants issued for services                                        --             --             --             --      3,252,301
Amortization of debt discount                                       --             --             --        119,524         11,950
Cancellation of shares committed                                    --             --             --             --       (566,750)
Depreciation expense                                             1,940             --          5,230                        25,078
(Increase) / decrease in current assets
Prepaid expenses                                                    --             --             --             --        (25,000)
Deposits                                                            --             --             --             --         (2,198)
Increase / (decrease) in current liabilities
Accounts payable                                               (12,156)         7,576         (4,339)        91,850        655,708
Compensation payable                                          (107,500)            --         77,500             --        307,454
Related party liability                                             --         67,000             --         88,000         90,500
Accrued expenses and other current liabilities                   9,374         (1,572)        32,397         12,603         99,602
                                                          ------------   ------------   ------------   ------------   ------------
Net cash provided by (used in) operating activities            (55,444)         1,199        (47,554)      (286,638)   (10,152,851)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment                        $         --   $         --   $         --   $     (2,363)  $    (39,992)
                                                          ------------   ------------   ------------   ------------   ------------
Net cash used in investing activities                                0              0              0         (2,363)       (39,992)
                                                          ------------   ------------   ------------   ------------   ------------

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of bridge notes and other
  short-term notes payable                                $         --   $         --   $     47,500   $    185,850   $    863,000
Payments on bridge notes                                    (17,865.00)            --        (17,865)            --        (67,865)
Proceeds from issuance of common stock                       17,865.00             --         17,865             --      9,795,444
Cost of issuance of common stock                                    --             --             --             --       (396,873)
                                                          ------------   ------------   ------------   ------------   ------------
Net cash provided by financing activities                            0              0         47,500        185,850     10,193,706
                                                          ------------   ------------   ------------   ------------   ------------

Net increase (decrease) in cash                                (55,444)         1,199            (54)      (103,151)           863

CASH, BEGINNING OF PERIOD                                       56,307              0            917        103,151             --
                                                          ------------   ------------   ------------   ------------   ------------

CASH, END OF PERIOD                                       $        863   $      1,199   $        863   $         --   $        863
                                                          ------------   ------------   ------------   ------------   ------------

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
INTEREST PAID                                             $         --   $         --   $         --   $         --   $         --
                                                          ------------   ------------   ------------   ------------   ------------

INCOME TAXES PAID                                         $        250   $        820   $      1,050   $        820   $      5,850
                                                          ------------   ------------   ------------   ------------   ------------

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


                                           EDULINK, INC.

                                           ----------------------------------
         Date:    December 19, 2003        By: /s/  Charles H. Guy III
                                           Chief Executive Officer
                                           (On behalf of the registrant)

                                           ----------------------------------
         Date:    December 19, 2003        By: /s/  Michael Rosenfeld
                                           Principal Financial Officer
                                           (On behalf of the registrant)

                                  CERTIFICATION

 I, CHARLES H. GUY III, certify that:

1. I have reviewed this quarterly report on Form 10-Q/A of EduLink, Inc. (the "Registrant");

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


   December 19, 2003
         Date                                      /s/ CHARLES H. GUY III
                                                   ----------------------------
                                                   Chief Executive Officer

                                  CERTIFICATION

I, MICHAEL ROSENFELD, certify that:

1. I have reviewed this quarterly report on Form 10-Q/A of EduLink, Inc. (the "Registrant");

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


    December 19, 2003                           /s/ MICHAEL ROSENFELD
    -----------------                           ------------------------
         Date                                   Primary Financial Officer