Form 10-K
period 2003-12-31
EDULINK INC
filed 2006-11-01
CIK 1023008

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

                                   (Mark One)

|X| ANNUAL  REPORT UNDER SECTION 13 OR 15(d) OF THE  SECURITIES  EXCHANGE ACT OF
1934

For the fiscal year ended December 31, 2003

|_| TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ___________

Commission File number 000-29953

                                  EDULINK, INC.
             (Exact name of registrant as specified in its charter)

               Nevada                                  95-4562316
    (State or other jurisdiction of                (I.R.S. Employer
    incorporation or organization)                Identification No.)

201 Wilshire Blvd. Second Floor, Santa Monica, California          90401
   (Address of principal executive offices)                      (Zip Code)

Registrant's telephone number, including area code (310) 393-4901 Securities registered under Section 12(b) of the Exchange Act:

     Title of each class          Name of each exchange on which registered
             None                                 None

           Securities registered pursuant to Section 12(g) of the Act:
                          Common Stock, par value $.001
                                (Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes |_| No |X|

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes |_| No |_|

Indicate by check mark if the registrant (1) has filed reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Company was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |_| No |X|

Indicate by check mark if Check if disclosure of delinquent  filers  pursuant to
Item 405 of Regulation S-K(ss.229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |_|

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer |_|   Accelerated Filer |_|    Non-Accelerated Filer |_|

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). |X| Yes |_| No

Aggregate market value of the voting and non-voting common stock held by non-affiliates of the Company as of June 30, 2006: $12,991,792.

Number of shares of the registrant's common stock outstanding as of October 26, 2006: 1,500,000,000.

                                TABLE OF CONTENTS

Part I
Item 1.        Business.                                                               3
Item 1A.       Risk Factors                                                           14
Item 2.        Properties                                                             18
Item 3.        Legal Proceedings                                                      18
Item 4.        Submission of Matters to a Vote of Security Holders                    19

Part II
Item 5.        Market for Registrant's Common Equity, Related Stockholder
               Matters and issuer Purchases of Equity Securities
Item 6.        Selected Financial Data                                                19
Item 7.        Management's Discussion and Analysis of Financial Condition
               and Results of Operations.                                             21
Item 7A.       Quantitative and Qualitative Disclosures about Market Risk             25
Item 8.        Financial Statements and Supplementary Data                            25
Item 9.        Changes in and Disagreements With Accountants on Accounting and
               Financial Disclosure                                                   26
Item 9A.       Controls and Procedures.                                               26
Item 9B.       Other Information.                                                     26

Part III
Item 10        Directors and Executive Officers of the Registrant                     27
Item 11.       Executive Compensation                                                 29
Item 12.       Security Ownership of Certain Beneficial Owners and Management
               and Related Stockholder Matters                                        31
Item 13.       Certain Relationships and Related Transactions                         32
Item 14.       Principal Accountant Fees and Services                                 32

Part IV
Item 15.       Exhibits, Financial Statement Schedules                                33

Signatures                                                                            34


     As used in this annual report, "we", "us", "our", "Edulink", the "Company", or "our Company" refers to Edulink, Inc. and its predecessor.

                 Forward-Looking Statements and Associated Risks


The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for certain forward-looking statements. Some of the statements contained in this annual report of Edulink discuss future expectations, contain projections of our operations or financial condition or state other forward-looking information. Some statements contained in this annual report on Form 10-K that are not historical facts (including without limitation statements to the effect that we "believe," "expect," "anticipate," "plan," "intend," "foresee," or other similar expressions) and are forward-looking statements. These forward-looking statements are based on our current expectations and beliefs concerning future developments and their potential effects on us. There can be no assurance that future developments affecting us will be those anticipated by us. All comments concerning our expectations for future revenue and operating results are based on our forecasts of our plan of operation and do not include the potential impact of any future acquisitions or operations. These forward-looking statements involve significant risks and uncertainties (some of which are beyond our control) and assumptions. Should one or more of these risks or uncertainties materialize, or should any of our assumptions prove incorrect, actual results may vary in material respects from those projected in the forward-looking statements.

                                     PART I

Item 1.       Business.

Explanatory Note

     For the period covered by this report the following was our business at the time the filing was initially due, but is not presently the business of the company. Pursuant to the Merger discussed below in the "Subsequent Event" section, as of August 11, 2006, we now operate our business through our wholly-owned subsidiary Mega Media Group, Inc. For a description of our current business as operated through Mega Media Group, Inc., please refer to the "Description of Business" Item in our Form 8-K/A filed on August 18, 2006, which is incorporated herein by reference.

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

     The Company originally estimated that it needed a total of approximately $8.5 million to produce, alpha test, beta test and launch the system for the 7th and 8th grades only. The Company subsequently (in August 2001) determined that to successfully launch the system, it was necessary to include curricula for all grades from 3rd through 12th as well as the homeschool market, and the Company therefore also needed to license and make third party content available through its system. The Company estimated that it needed an additional $5 million through June 2002 to complete the modifications required for the system's application for the entire 3rd through 12th grades and to the homeschool market, to license and integrate third party content, to complete production of additional enabling tools, to create proprietary curriculum for two additional grade levels, to launch the system and conduct marketing activities up to the end of the customary school year (i.e., June 2002), and to provide the infrastructure to market and exploit the Company's technologies outside of the grade 3-12 education market. Therefore, having taken into account the revised capital requirements, the Company estimated that it needed to raise a total of $13.5 million, of which it had raised a total of $8,062,578, net of expenses, as of September 30, 2001, primarily through the private placement of its Common Stock. As of December 31, 2001, the Company had raised only $200,000 of the additional $5.5 million in capital it needed, and had not completed the production of additional enabling tools, had not licensed additional third party curriculum content, had not upgraded the technology and had not the completed the infrastructure to exploit its technologies outside of the grade 3-12 education market. And as of December 31, 2003, the Company had raised only an additional $150,000. The Company now estimates that it needs to raise a total of $5 million in capital to upgrade its technology, license and integrate third party content for the 3rd through 12th grades, produce additional enabling tools, conduct marketing activities and launch the system in September 2003 for the education market. The Company intends to raise the additional $5 million in capital it needs to complete those modifications and enabling tools, to integrate third party content and to beta test the system while working with various school districts, school district alliances and/or State Departments of Education. Concurrently, the Company intends to obtain additional content from educational publishers, universities and other content providers and to launch the system upon the start of the next customary school year (i.e., August-September 2004), as well as to create the infrastructure to market and exploit its technology in other markets.

     The Company raised $10,200,706, net of expenses, as of December 31, 2003, toward the goal of a total of $13.5 million, primarily through the private placement of its common stock.

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

Smart Schoolhouse System

     We now anticipate that the proposed Smart Schoolhouse system will provide:


     o  Educational  Curriculum  Content  Licensed for  Distribution  toEduLink:
3rd-12th grade materials organized as units of instruction, books, lessons, activities, problems, assessment, images; news feeds and audio. This content will be aligned whenever possible to National or State content Standards. National Content Standards refers to the guidelines and educational standards and curriculum frameworks recommended by several organizations focused on education, including: the National Council of Teachers of English, the California Language Arts Content Standards, the National Center for History in the Schools, the National Center for History Standards, the National Geography Alliance, the American Association for the Advancement of Science, the Center for Research on Evaluation, Standards and Student Testing, the National Council of Teachers of Math, and the Council for Basic Education.

     o The integration of quality multi-media educational content in a web-based environment. "Multimedia content" means content which incorporates text, photos, audio, video and/or animation. Multimedia content can include public domain material, or proprietary material which requires the securing of a license such as archived audio, video, still pictures and data from nationally recognized content organizations like National Geographic, CNN and Reuters. EduLink has had discussions regarding licensing arrangements with National Geographic, CNN and Reuters, but no long-term licensing agreements have been reached. EduLink does not intend to develop or create its own multimedia content, nor does it intend to compile an index of websites containing multimedia content. However, all multimedia content proposed to be utilized will be hosted by EduLink inside the proposed Smart Schoolhouse system.

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

     o Teacher, student and parent tools to enhance learning. These tools include existing reference web-based software, such as thesaurus, dictionary, encyclopedia, atlas, word processor and calculator. These tools also include non-reference type tools designed by our technology engineers to help students learn by working systematically through a problem, including:

     o an Inquiry Step Tool, meaning a tool which sets out in linear fashion the steps a student should take to solve a problem, inclusive of identifying the problem, formulating hypotheses and conducting research;

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

Our Proprietary Software
------------------------

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

Customers and Users
-------------------

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

School Administrators
---------------------

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

     EduLink believes that administrators will want this information describe above because it is essential to their daily operations, housed in one place and will be easily accessible.

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

     The portion of the proposed Smart Schoolhouse system designed for students is intended to have, among other things, the applicable educational information for the grade of the particular student courses, daily lessons and elated materials, as well as a school information guide to help organize a student's schedule, events, sports activities and clubs. Students will be able to access via the Internet student-run web pages, current news events, updated bus schedules and a daily read out of their teachers, classes and activities. Students will also have their assignment lists and personal "lockers" with their own private passwords to record their outside activities, appointments and errands.

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

Current Status of Our Proposed Services and Products

     Smart Schoolhouse System
     ------------------------

     EduLink has conducted alpha tests and now expects to beta test the Smart Schoolhouse system for the 3rd through 12th grades and the home schooling market in Summer of 2004, and to launch the service for the 3rd through 12th grades and the home schooling market in September 2004 following the completion of the beta test and resultant modifications to the system, if any. The launch will incorporate our proprietary 7th and 8th grade curriculum content, as well as other curriculum content licensed from third parties for all grades 3 through 12.

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

     The software relating to the Smart Schoolhouse system's information and communication system (i.e. e-mail, chat, schedules, school store) has been designed by our technology engineers but not yet integrated and it is now Edulink's intent to license some of these software items from third parties and integrate them into the system. The graphics within the Smart Schoolhouse system are also being designed by SAIC and we have completed the initial graphics relating to the student, teacher, parent and administrator desktops, and the 7th and 8th grade proprietary curriculum as well as the graphics associated with the completed software tools described above. Over 5 of the 10 units of the proprietary curriculum content for the 7th and 8th grades (units, lessons, activities, inquiry based problems) have been created by our content design team. We have also received third party U. S. History educational content from the University of California at Los Angeles.

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

     o Re-purposing /Authoring: The system's Content Editor assists the teacher (or any user) in re-purposing content initially searched for and retrieved. The Content Editor gives the teacher a view of the basic document (i.e., an activity, a report, manual, brief, contract, or lesson) and icons representing different types of resources that might be added to the document. Resources are simply different types of information such as articles, contracts, website links, research reports, video clips, images or tasks. The teacher determines the type of resource(s) desired, then drags and drops the appropriate icon to the text. If an existing resource is desired, the teacher may implement the system's search functionality. The search will automatically categorize according to the type of resource. The teacher will then be able to preview and insert the resource into the text of the document. The resource will be inserted where the teacher dropped the icon. New resources or content can also be created with the use of templates. Templates provide the teacher with an easy-to-follow outline of expected information, based upon pre-determined standards. When a teacher re-purposes information or changes a resource previously included within document and once the modified information or resources have been stored in he system, it becomes subject to the system's search.

     o Security/Delivery/Rendering/Tracking: The system has built in controls and security. All teachers must register with the system and at that time the new registrant's type will be established. There are different levels of user types and a user's ability to access certain information and functionalities will depend on the user type. To gain access to certain information, a student must join a group. Access into a group must be requested and only the group's creator can confirm acceptance. A group can consist of one member or any number of members. Once a student has gained group acceptance, the group's information and response requests become visible to that student. This process ensures order and structure and prevents open access to specific group information. The student's view is dynamically updated to include current group information. Manual configuration is not required. The teacher is able to communicate andexchange documents with all the members of the group. The group's creator is able to view responses and track group members not responding. As new information or documents become available, the student's view is updated.

Marketing

     Smart Schoolhouse System
     -------------------------

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

     Current Status - Marketing The Smart Schoolhouse System
     --------------------------------------------------------

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

     Application Outside of the Education Markets
     --------------------------------------------

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

Potential Sources of Revenue

Smart Schoolhouse System
------------------------

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

     o    International franchises of the proposed Smart Schoolhouse system; and

     o    Federal grants.

Applications Outside of the Smart Schoolhouse
---------------------------------------------

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

Employees

     As of December 31, 2003,  EduLink had three employees,  Michael  Rosenfeld,
Dr. Ronald Rescigno and Ian Rescigno. The Company entered into employment agreements with each of the foregoing full-time employees on September 1, 1999, which are more fully described in Item 10.

SUBSEQUENT EVENTS
------------------

     On August 11, 2006 Edulink acquired all of the outstanding capital stock of Mega Media Group, Inc., a New York Corporation ("MMG") in exchange for the issuance to the MMG Shareholders, upon the increase in the authorized capital stock, of a total number of shares of Edulink common stock, which will represent, and equate to, 90% of Edulink's issued and outstanding common stock. As further consideration for the acquisition, on the Closing Date, Edulink obtained from a majority of its shareholders duly executed irrevocable proxies to vote their shares for a period of 120 days or until such time as 90% of EduLink's shares are issued to the MMG Shareholders, and delivered them to MMG and its shareholders, along with the aforementioned EduLink shareholders' share certificates to be held in escrow. Upon the closing of the Merger, MMG became a wholly-owned subsidiary of Edulink. Upon the increase in the authorized capital stock, and issuance to the MMG Shareholders of 90% of the outstanding common stock, the former stockholders of Edulink will own 10% of the issued and outstanding Common Stock of EduLink. The transaction will be accounted for as a reverse acquisition.

     On August 18, 2006, Edulink entered into a Securities Purchase Agreement (the "Securities Purchase Agreement") with New Millennium Capital Partners II, LLC, AJW Qualified Partners, LLC, AJW Offshore, Ltd. and AJW Partners, LLC (collectively, the "Investors"). Under the terms of the Securities Purchase Agreement, the Investors purchased an aggregate of (i) $1,500,000 in callable convertible secured notes (the "Notes") and (ii) warrants to purchase 50,000,000 shares of Edulink common stock (the "Warrants").

     Pursuant to the Securities Purchase Agreement, the Investors will purchase the Notes and Warrants in three tranches as set forth below:

     1. At closing on August 21, 2006 ("Closing"), the Investors purchased Notes aggregating $200,000 and Warrants to purchase 50,000,000 shares of Edulink common stock;

     2. Upon Edulink being re-listed on the OTCBB, the Investors will purchase Notes aggregating $300,000; and,

     3. Upon the filing of a registration statement registering the shares of common stock underlying the Notes ("Registration Statement"), the Investors will purchase Notes aggregating $400,000; and,

     4. Upon effectiveness of the Registration Statement, the Investors will purchase Notes aggregating $600,000.

     The Notes carry an interest rate of 6% per annum and a maturity date of August 18, 2009. The notes are convertible into Edulink common shares at the Applicable Percentage of the average of the lowest three (3) trading prices for Edulink shares of common stock during the twenty (20) trading day period prior to conversion. The "Applicable Percentage" means 50%; provided, however, that the Applicable Percentage shall be increased to (i) 55% in the event that a Registration Statement is filed within thirty days of the closing and (ii) 60% in the event that the Registration Statement becomes effective within one hundred and twenty days from the Closing.

     At Edulink's option, Edulink may prepay the Notes in the event that no event of default exists, there are a sufficient number of shares available for conversion of the Notes and the market price is at or below $.25 per share. In addition, in the event that the average daily price of the common stock, as reported by the reporting service, for each day of the month ending on any determination date is below $.25, Edulink may prepay a portion of the outstanding principal amount of the Notes equal to 101% of the principal amount hereof divided by thirty-six (36) plus one month's interest. Exercise of this option will stay all conversions for the following month. The full principal amount of the Notes is due upon default under the terms of Notes. In addition, Edulink has granted the investors a security interest in substantially all of its assets and intellectual property as well as registration rights.

     Edulink simultaneously issued to the Investors seven year warrants to purchase 50,000,000 shares of Edulink common stock at an exercise price of $.01. The Investors have contractually agreed to restrict their ability to convert the Notes and exercise the Warrants and receive shares of Edulink's common stock such that the number of shares of the Company's common stock held by them and their affiliates after such conversion or exercise does not exceed 4.99% of the then issued and outstanding shares of Edulink's common stock.

     Edulink is committed to filing an SB-2 Registration Statement with the SEC within 45 days from the Closing Date. Edulink will receive the second tranche of the funding when the SB-2 is filed with the SEC and the third and final tranche of the funding when the SB-2 is declared effective by the SEC. There are penalty provisions for Edulink should the filing not become effective within 135 days of the Closing Date. The notes are secured by all of Edulink's assets to the extent of the outstanding note.

Item 1A.      Risk Factors.

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

     Since our inception, we have generated no revenues. We do not anticipate generating revenues until our Smart Schoolhouse system is launched, which is currently anticipated to be in September 2004. However, if our Internet educational services are not accepted and adopted by a significant number of school districts and schools we will not generate significant revenues or become profitable. As of December 31, 2003, our accumulated deficit was $18,124,493.

     For the fiscal years ended December 31, 1999, 2000, 2001, 2002, and 2003, the report of our independent certified public accountants contained a going concern qualification. We expect to continue to experience significant operating losses in the future as we continue our development efforts. Our future losses could cause the market value of our common stock to decline.

We Will Need Additional Capital In The Future To Support The Final Development And Launch Of Our Smart Schoolhouse System, And To Fund Our Capital Needs After The Launch, And If We Do Not Have Available Financing We Could Have To Curtail Our Operations

     Our current cash resources are not sufficient to meet our immediate requirements nor is it sufficient to meet our requirements for the next twelve months. We are not currently generating revenues to fund our ongoing operations and, if we do not raise additional capital we will not be able to fund our ongoing basic cash requirements.

     We currently anticipate that $5 million will be needed to complete modifications to the system for application to the home school market, to license third-party curriculum content, complete the alpha and beta testing of our Smart Schoolhouse system for grades 3 through 12, to complete the development of additional enabling tools, to upgrade our technology, to engage additional managerial, marketing and staff personnel, and carry through the rescheduled September 2004launch through the spring 2005. Additionally, following the spring 2005, we currently anticipate the need for an additional $5 million per year thereafter to fund continuing operations, upgrade existing content, upgrade technology, and produce and license additional content, beta test and launch additional tools and content for our Smart Schoolhouse system. During the fiscal year ended December 31, 2003, we used $86,449 in our operating activities. During the fiscal year ended December 31, 2002, we used $442,734 in our operating activities. Changes in our development program or other changes affecting our operating expenses could, however, alter the timing and amount of our expenditures and when we will require additional funding. The additional funding we require may not be available to us on favorable terms or at all. If we cannot obtain adequate funding, we will be required to shut-down our operations.

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

     We are currently developing our Smart Schoolhouse system for the 3rd through 12th grades and the home school market, with initial or "alpha" testing among a limited user group completed as of December 2001. The second or "beta" round of testing among a wider group that includes more "real world" users is now intended to begin in the Summer of 2004 and we expect it to be completed prior to the anticipated September 2004 commercial launch of the 3rd through 12th grade and home school portions of the Smart Schoolhouse system. However, this schedule assumes that the alpha and beta tests do not reveal significant defects or faults in the system. If significant defects or faults are found, EduLink may not be able to meet this schedule, which would delay the commercial launch and therefore delay the generation of revenue. This, in turn, could cause the market value of our common stock to decline.

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

Item 2.      Properties.

     At December 31, 2003 EduLink utilized a portion of the offices used by Michael Rosenfeld at 450 North Roxbury Drive, Suite 602, Beverly Hills, California 90210 as its administrative offices. EduLink also had its production offices located at 5743 Corsa Avenue, Suite 207, Westlake Village, California 91362. EduLink paid $0, $30,491, $62,067, $68,426 and $31,711 in 2003, 2002,
2001, 2000, and 1999, respectively, to the landlords of the premises, which are not affiliates of EduLink. In January 2002, the lease for the Westlake Village office expired in accordance with its terms, and the Company no longer leases facilities at that location.

Item 3.       Legal Proceedings.

     There is no litigation pending or threatened by or against us.

Item 4.       Submission of Matters to a Vote of Security Holders.

     None.

                                     PART II

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

     EduLink's common stock was traded on Nasdaq's OTC Bulletin Board under the symbol "MYIQ.OB" from November 23, 1999 until May 3, 2000 when it was removed from the OTC Bulletin Board. Trading on the OTC Bulletin Board resumed on July 24, 2000 after the common stock was registered under the Securities Exchange Act of 1934.

     The following table sets forth the range of high and low bid prices for our common stock for each quarterly period from January 1, 2001 through December 31, 2003, as reported by brokers and dealers making a market in the capital stock. Such quotations reflect inter-dealer prices without retail markup, markdown or commission, and may not necessarily represent actual transactions:


                                             HIGH            LOW

        Fiscal 2001
        First Quarter                     $ 0.580         $ 0.013
        Second Quarter                      0.123           0.011
        Third Quarter                       0.040           0.012
        Fourth Quarter                      0.029           0.013

        Fiscal 2002
        First Quarter                     $  .015.        $   .01.
        Second Quarter                      0.006.         0.0035
        Third Quarter                       0.006          0.0035
        Fourth Quarter                      0.006           0.002

        Fiscal 2003
        First Quarter                     $ .0003         $  .002
        Second Quarter                      0.133           0.004
        Third Quarter                       0.019           0.006
        Fourth Quarter                       0.07           0.006


Holders
-------

     As of January 31, 2004, there were 619 record holders of Edulink's common stock.

Dividends
---------

     Historically, we have not paid dividends to the holders of our common stock and we do not expect to pay any such dividends in the foreseeable future as we expect to retain our future earnings for use in the operation and expansion of our business.

Recent Sales of Unregistered Securities
---------------------------------------

     On October 19, 2003, the Company issued 119,000,000 shares to two investors for conversion of notes payable and accrued interest.

     On October 21, 2003, the Company issued 11,250,000 shares to four investors as compensation for services.

     On November 14, 2003, the Company issued 29,200,000 shares to five investors as compensation for services.

     On December 18, 2003, the Company issued 18,500,000 shares to four investors as compensation for services.

     On December 31, 2003, the Company issued 10,000,000 shares to one investor as compensation for services.


     All of the above issuances of shares of our common stock qualified for exemption under Section 4(2) of the Securities Act since the issuance of such shares by us did not involve a public offering. Each of these shareholders was a sophisticated investor and had access to information regarding us. The offering was not a "public offering" as defined in Section 4(2) due to the insubstantial number of persons involved in the deal, size of the offering, manner of the offering and number of shares offered. We did not undertake an offering in which we sold a high number of shares to a high number of investors. In addition, these shareholders had the necessary investment intent as required by Section 4(2) since they agreed to and received a share certificate bearing a legend stating that such shares are restricted pursuant to Rule 144 of the Securities Act. These restrictions ensure that these shares would not be immediately redistributed into the market and therefore not be part of a "public offering." Based on an analysis of the above factors, we have met the requirements to qualify for exemption under Section 4(2) of the Securities Act for the above transactions.

     Subsequent to December 31, 2003, the Company secured funding through the issuance of notes and warrants. On August 18, 2006, Edulink entered into a Securities Purchase Agreement with the Investors. Under the terms of the Securities Purchase Agreement, the Investors purchased an aggregate of (i) $1,500,000 in callable convertible secured notes and (ii) warrants to purchase 50,000,000 shares of Edulink common stock. The initial closing was for financing of the principal amount of $200,000 for which we issued callable secured convertible notes. The initial funding was undertaken as follows: AJW Capital Partners, LLC - $19,400; AJW Offshore, Ltd. - $118,000; AJW Qualified Partners, LLC - $60,000; and New Millennium Capital Partners II, LLC - $2,600. Under the securities purchase agreement, we will receive the principal amount of $300,000 upon the Company being re-listed on the OTCBB; the third principal amount of $400,000 upon the filing of a registration statement with the SEC registering the shares of common stock underlying the Notes; and the final principal amount of $600,000 when the registration statement is declared effective. At all times, we will issue callable secured convertible notes for such amounts. The note is convertible into our common shares at the lowest 3 intra-day trading prices during the 20 trading days immediately prior to the conversion date discounted by 40%. The investors in the financing shall not be entitled to convert the promissory note if such conversion would result in any investor solely owning more than 4.99% of our outstanding shares of common stock.

     Based on our recent financing, we have also issued 50,000,000 warrants convertible into shares of our common stock. Each Warrant entitles to holder to one share of our common stock. The warrants were issued as follows: AJW Capital Partners, LLC - 4,850,000 warrants; AJW Offshore, Ltd. - 29,500,000 warrants; AJW Qualified Partners, LLC - 15,000,000 warrants; and New Millennium Capital Partners II, LLC - 650,000 warrants. The exercise price is $.01 and is exercisable for seven years from the date of issuance. The warrants have a cashless exercise feature. For the 50,000,000 warrants issued on August 18, 2006, the expiration date is August 18, 2013.

     The convertible notes and the warrants (the "Securities") were issued in reliance on the exemption from registration provided by Section 4(2) of the Securities Act. No commissions were paid for the issuance of such Securities. The above issuance of Securities qualified for exemption under Section 4(2) of the Securities Act since the issuance of such shares by us did not involve a public offering. The holders set forth above were each accredited investors and had access to information normally provided in a prospectus regarding us. The offering was not a "public offering" as defined in Section 4(2) due to the insubstantial number of persons involved in the deal, size of the offering, manner of the offering and number of Securities offered. We did not undertake an offering in which we sold a high number of Securities to a high number of investors. In addition, the holders set forth above had the necessary investment intent as required by Section 4(2) since they agreed to receive a share certificate bearing a legend stating that such shares underlying the Securities are restricted pursuant to Rule 144 of the Securities Act. These restrictions ensure that these shares would not be immediately redistributed into the market and therefore not be part of a "public offering." Based on an analysis of the above factors, we have met the requirements to qualify for exemption under
Section 4(2) of the Securities Act for the above transaction.

Equity Compensation Plan Information
------------------------------------

     The Company does not have any equity compensation plans in effect.

Item 6.       Selected Financial Data.

     Year Ended December 31, 2003 as compared to Year Ended December 31, 2002


                                             For The Years Ended December 31,
          Income statement:                          2003           2002
                                            --------------------------------
Revenue
                                             $     50,000    $          0
Interest income                              $         --    $       (130)
General and administrative expenses          $  2,747,183    $    905,644
Software development costs                   $         --    $     12,884
Total Operating Expenses                     $  2,765,755    $    918,398
Net loss from operations                     $ (2,715,755)   $   (918,398)

    Basic and diluted loss per share         $       0.00    $       0.00
    Weighted average shares outstanding       894,948,681     821,695,100


                                                As Of December 31,
                                                  2003             2002
                                            ------------------------------
        Balance Sheet Data
        Cash and prepaid assets              $     1,968        $    25,917
        Total assets                               4,166        $    46,687

        Stockholders' equity (deficit)       $(1,145,035)       $(1,382,597)

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operation.

Forward-Looking Statements
--------------------------

     The discussion in this section contains certain statements of a forward-looking nature relating to future events or our future performance. Words such as "anticipates," "believes," "expects," "intends," "future," "may" and similar expressions or variations of such words are intended to identify forward-looking statements, but are not the only means of identifying forward-looking statements. Such statements are only predictions and that actual events or results may differ materially. In evaluating such statements, you should specifically consider various factors identified in this report, including the matters set forth under the caption "business risks," which could cause actual results to differ materially from those indicated by such forward-looking statements.

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

     The Company originally estimated that it needed a total of approximately $8.5 million to produce, alpha test, beta test and launch the system for the 7th and 8th grades only. The Company subsequently (in August 2001) determined that to successfully launch the system, it was necessary to include curricula for all grades from 3rd through 12th as well as the homeschool market, and the Company therefore also needed to license and make third party content available through its system. The Company estimated that it needed an additional $5 million through June 2002 to complete the modifications required for the system's application for the entire 3rd through 12th grades and to the homeschool market, to license and integrate third party content, to complete production of additional enabling tools, to create proprietary curriculum for two additional grade levels, launch the system and conduct marketing activities up to the end of the customary school year (i.e., June 2002), and to provide the infrastructure to market and exploit the Company's technologies outside of the grade 3-12 education market. Therefore, taking into account the revised capital requirements, the Company estimated it needed to raise a total of $13.5 million, of which it had raised a total of $8,062,578, net of expenses, as of September 30, 2001, primarily through the private placement of its Common Stock. As of December 31, 2001, the Company had raised only $200,000 of the additional $5.5 million in capital it needed, and had not completed the modifications required for the production of additional enabling tools, the license of additional third party curriculum content, or the completion of the infrastructure to exploit its technologies outside of the grade 3-12 education market. As of December 31, 2002, the Company had raised only an additional $150,000. The Company now estimates that it needs to raise a total of $5 million in capital to upgrade its technology, license and integrate third party content for the 3rd through 12th grades, produce additional enabling tools, conduct marketing activities and launch the system in September 2004. The Company intends to raise the additional $5 million in capital it needs to complete those modifications and enabling tools and to beta test the system while working with various school districts, school district alliances and/or State Departments of Education. Concurrently, the Company intends to obtain additional content from educational publishers, universities and other content providers and to launch the system upon the start of the next customary school year (i.e., August-September 2003),as well as to create the infrastructure to market and exploit its technology in other markets.

     The Company raised $10,200,706, net of expenses, as of December 31, 2003, toward the goal of a total of $13.5 million, primarily through the private placement of its common stock.

     The Company now expects that expenses (including software development costs and general and administrative costs) will be approximately $5 million per year from April 1, 2004 to March 31, 2005, to license additional third party curriculum content, to produce additional software tools, to alpha test and beta test the content so licensed and the tools so produced, to upgrade technologies, to continue operations, to provide necessary support and maintenance services to licensees, to increase marketing activities for the Smart Schoolhouse system and to continue and increase development, marketing and support activities relating to the Company's technologies for application in markets outside of the 3rd through 12th grade U.S. education market.

Results of Operations

     Year Ended December 31, 2003 as compared to Year Ended December 31, 2002




                                            For The Years Ended December 31,
     Income statement:                          2003                  2002
                                          --------------------------------------

Revenue                                    $       50,000       $          --
Interest income                            $           --       $         130
Software development costs                 $           --       $      12,884


General and administrative expenses        $    2,747,183       $     905,644
Impairment                                         18,572                  --
Interest expense                                  355,166                  --
Forgiveness of debt                               (75,264)                 --

         Net loss                          $    2,995,657      $      918,398


Revenue

     EduLink is a development stage enterprise and has spent most of its efforts during the past five years in developing its Smart Schoolhouse system web-based software initially for the 7th and 8th grades, and now also for 3rd through 6th and 9th through 12th grades as well as the home-school market, which is intended to be launched upon the start of next customary school year in September 2003 following the completion of the beta test and resultant modifications to the system, if any. Accordingly, EduLink has not generated any substantial revenues to date. EduLink's cumulative losses from inception through December 31, 2003 are $17,949,493.

     Software Development Costs

     Software development costs decreased by $ 12,884 to $ 0 for the year ended December 31, 2003, from $ 12,884 for the year ended December 31, 2002. The decrease in software development costs in 2002 resulted from the completion of a substantial part of Edulink's software development activities in 2000 and due to limited funds.


General and Administrative Expenses

     General and administrative expenses increased $1,841,539 for the year ended December 31, 2003 to $2,747,183 compared with $905,644 for the year ended December 31, 2002. Higher fees were paid for legal and accounting, printing and reproduction.

     Interest Expense

     The Company's interest expense increased to $355,166 for the year ended December 31, 2003 compared with $0 for the year ended December 31, 2002. This increase was due to additional borrowings in 2003 and the amortization of the discount related to the note payable.

Liquidity and Capital Resources

     Since 1996, EduLink has financed its working capital needs through capital contributions by stockholders, private placement of common equity and bridge loans. As of December 31, 2003, the Company had cash of approximately $1,968. Cash used in operations was $ (86,449) for the year ended December 31, 2003, and $ (10,180,166) from inception through December 31, 2003. Cash used in operations during each of these periods was primarily for expenses related to the design and development of computer software and general and administrative expenses. Since 1996 and through December 31, 2003, the Company has raised $ 9,370,177 through sales of common stock and $923,000 through bridge loans.

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

Year Ended December 31, 2002 as compared to Year Ended December 31, 2001

                                             For The Years Ended December 31,
          Income statement:                          2002           2001
                                               ------------------------------

     Revenue                                    $          --     $        --
     Interest income                            $         130     $    24,792
     Software development costs                 $      12,884     $ 1,165,269

     General and administrative expenses        $     905,644     $ 1,704,170

              Net loss                          $     918,398     $ 2,844,647

Revenue

     EduLink is a development stage enterprise and has spent most of its efforts during the past five years in developing its Smart Schoolhouse system web-based software initially for the 7th and 8th grades, and now also for 3rd through 6th and 9th through 12th grades as well as the home-school market, which is intended to be launched upon the start of next customary school year in September 2003 following the completion of the beta test and resultant modifications to the system, if any. Accordingly, EduLink has not generated any revenues to date. EduLink's cumulative losses from inception through December 31, 2002 are $14,953,836.

     Software Development Costs

     Software development costs decreased by $1,152,385 to $ 12,884 for the year ended December 31, 2002, from $1,165,269 for the year ended December 31, 2001. The decrease in software development costs in 2002 resulted from the completion of a substantial part of Edulink's software development activities in 2000 and due to limited funds.

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

Subsequent Financing
--------------------

     Subsequent to December 31, 2003, the Company secured funding through the issuance of notes and warrants. On August 18, 2006, Edulink entered into a Securities Purchase Agreement with the Investors. Under the terms of the Securities Purchase Agreement, the Investors purchased an aggregate of (i) $1,500,000 in callable convertible secured notes and (ii) warrants to purchase 50,000,000 shares of Edulink common stock. The Notes carry an interest rate of

6% per annum and a maturity date of August 18, 2009. The notes are convertible into Edulink common shares at the Applicable Percentage of the average of the lowest three (3) trading prices for Edulink shares of common stock during the twenty (20) trading day period prior to conversion. The "Applicable Percentage" means 50% of the average of the lowest three (3) trading prices for our shares of common stock during the twenty (20) trading day period prior to conversion. However, the Applicable Percentage shall be increased to (i) 55% in the event that a Registration Statement is filed within thirty days of the closing and
(ii) 60% in the event that the Registration Statement becomes effective within one hundred and twenty days from the Closing. In addition, the Company has granted the investors a security interest in substantially all of its assets and intellectual property as well as registration rights. In connection with the Securities Purchase Agreement, the Company issued to the Investors seven year warrants to purchase 50,000,000 shares of our common stock at an exercise price of $.01.

Going Concern
-------------

     As reflected in the Company's Financial Statements which accompany this report, our consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and liabilities and commitments in the normal course of business. In the near term, we expect operating costs to continue to exceed funds generated from operations. As a result, we expect to continue to incur operating losses and we may not have sufficient funds to grow our business in the future. We can give no assurance that we will achieve profitability or be capable of sustaining profitable operations. As a result, operations in the near future are expected to continue to use working capital.

     To successfully grow the individual segments of the business, we must decrease our cash burn rate, improve our cash position and the revenue base of each segment, and succeed in our ability to raise additional capital through a combination of public or private debt and equity offerings or strategic alliances. We also depend on certain third party contractors and our executives.

     As of December 31, 2003, we had total assets of $4,166 and total liabilities of $1,149,201 creating a working capital deficiency of $1,147,233. The Company currently has approximately $1,968 in cash and cash equivalents as of December 31, 2003. We incurred a net loss of $2,995,657 for the fiscal year ended December 31, 2003, and have an accumulated deficit of $17,949,493 at December 31, 2003. Management recognizes that the Company must generate or obtain additional capital to enable it to continue operations.

Critical Accounting Policies
----------------------------

     Our financial statements and related public financial information are based on the application of accounting principles generally accepted in the United States ("GAAP"). GAAP requires the use of estimates; assumptions, judgments and subjective interpretations of accounting principles that have an impact on the assets, liabilities revenue and expense amounts reported. These estimates can also affect supplemental information contained in our external disclosures including information regarding contingencies, risk and financial condition. We believe our use of estimates and underlying accounting assumptions adhere to GAAP and are consistently and conservatively applied. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Actual results may differ materially from these estimates under different assumptions or conditions. We continue to monitor significant estimates made during the preparation of our financial statements.

     Our significant accounting policies are summarized in the summary "Background and Significant Accounting Policies" accompanying our financial statements. While all these significant accounting policies impact our financial condition and results of operations, we view certain of these policies as critical. Policies determined to be critical are those policies that have the most significant impact on our financial statements and require management to use a greater degree of judgment and estimates. Actual results may differ from those estimates. Our management believes that given current facts and circumstances, it is unlikely that applying any other reasonable judgments or estimate methodologies would cause effect on our consolidated results of operations, financial position or liquidity for the periods presented in this report.

Off-Balance Sheet Arrangements
------------------------------

     We have no off-balance sheet arrangements.

Item 7A.     Quantitative and Qualitative Disclosures About Market Risk.

     Market Risk

     EduLink's exposure to market risk is principally confined to cash in bank and money market accounts, which have short maturities and therefore we believe to be minimal and immaterial market risk.

Item 8.      Financial Statements and Supplementary Data.

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM



  To the Board of Directors and Stockholders
  Edulink, Inc.
  (A Development Stage Company)
  Santa Monica, California

We have audited the accompanying balance sheet of Edulink, Inc. as of December 31, 2003 and the related statements of operations, stockholders' deficit, and cash flows for the year ended December 31, 2003 and the period from January 25, 1996 (inception) through December 31, 2003. The financial statements for the period January 25, 1996 (inception) through December 31, 2002, were audited by other auditors whose reports expressed unqualified opinions on those statements. The financial statements for the period January 25, 1996 (inception) through December 31, 2002, include total revenues and net loss of $0 and $14,953,836, respectively. Our opinion on the statements of operations, stockholders' deficit, and cash flows for the period January 25, 1996 (inception) through December 31, 2003, insofar as it relates to amounts for prior periods through December 31, 2002, is based solely on the report of other auditors. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform an audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Edulink, Inc. as of December 31, 2003 and the results of operations and cash flows for the year ended December 31, 2003 and the period from January 25, 1996 (inception) through December 31, 2003, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that Edulink, Inc. will continue as a going concern. As discussed in Note 2 to the financial statements, Edulink, Inc. suffered recurring losses from operations and has a working capital deficiency, which raises substantial doubt about its ability to continue as a going concern. Management's plans regarding those matters also are described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


Malone & Bailey, PC
www.malone-bailey.com
Houston, Texas

27 September, 2006

                     SINGER LEWAK GREENBAUM & GOLDSTEIN LLP
             Certified Public Accountants & Management Consultants


                          INDEPENDENT AUDITOR'S REPORT


Board of Directors and Shareholders
EduLink, Inc.,
dba The Learning Priority

We have audited the accompanying balance sheet of EduLink, Inc., dba The Learning Priority (a development stage company) as of December 31, 2002, and the related statements of operations and cash flows for each of the two years in the period ended December 31, 2002, and the statement of stockholders' deficit for the period January 25, 1996 (Inception) to December 31, 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of EduLink, Inc., dba The Learning Priority as of December 31, 2002, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. During the years ended December 31, 2002, and 2001, the Company incurred net losses of $918,398 and $2,844,647 respectively and had net cash used in operating activities of $442,734 and $2,831,871 respectively, In addition, the Company's accumulated deficit was $14,953,836 as of December 31, 2002. . These factors, among others, as discussed in Note 2 to the financial statements, raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.



/s/ SINGER LEWAK GREENBAUM & GOLDSTEIN LLP
------------------------------------------
SINGER LEWAK GREENBAUM & GOLDSTEIN LLP


Los Angeles, California
March 26, 2003

                                  EDULINK, INC.
                          (a development stage company)
                                  BALANCE SHEETS

                                                                                December 31,       December 31,
                                                                                   2003               2002
                                                                               ------------        ------------
                                      ASSETS

Current Assets:
Cash                                                                           $      1,968        $        917
Prepaid assets                                                                            -              25,000
                                                                               ------------        ------------

                               TOTAL CURRENT ASSETS                                   1,968              25,917

Property and equipment, net                                                               -              18,572
Deposits                                                                              2,198               2,198
                                                                               ------------        ------------

                                   TOTAL ASSETS                                $      4,166        $     46,687
                                                                               ============        ============


                      LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities:
Accounts payable and accrued expenses                                          $    562,777        $    645,872
Compensation payable                                                                404,954             229,954
Bridge notes payable                                                                      -             350,000
Loan payable                                                                         12,150                   -
Due to related party                                                                 68,500             108,500
Accrued interest                                                                        820              94,958
Stock payable                                                                       100,000                   -
                                                                               ------------        ------------

TOTAL CURRENT LIABILITIES                                                         1,149,201           1,429,284
                                                                               ------------        ------------

Stockholders' Deficit
Common stock, par value $0.001, 1,500,000,000 shares authorized,
           1,093,695,100 and 821,695,100 shares issued and outstanding            1,093,695             821,695
Shares committed to be issued                                                             -             100,000
Additional paid-in capital                                                       15,710,763          12,649,544
Deficit accumulated during the development stage                                (17,949,493)        (14,953,836)
                                                                               ------------        ------------

Total Stockholders' Deficit                                                      (1,145,035)         (1,382,597)
                                                                               ------------        ------------

                   TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                 $      4,166        $     46,687
                                                                               ============        ============

                 See accompanying summary of accounting policies
                       and notes to financial statements

                                  EDULINK, INC.
                          (a development stage company)
                            STATEMENTS OF OPERATIONS
    Years Ended December 31, 2003, 2002 and 2001 and the Period from January
                 25, 1996 (Inception) through December 31, 2003


                                                                                                                 Inception
                                                                                                                  through
                                                       2003                 2002               2001                2003
                                              ------------------------------------------------------------------------------
License Fee Income                               $        50,000       $          -        $          -       $      50,000

Selling, general and administrative                    2,747,183            918,528           2,869,439          17,845,258
Impairment of property and equipment                      18,572                  -                   -              18,572
Interest expense                                         355,166                  -                   -             355,166
Interest income                                                -               (130)            (24,792)           (144,239)
Forgiveness of debt                                      (75,264)                 -                   -             (75,264)

                                              ------------------------------------------------------------------------------
NET LOSS                                         $    (2,995,657)      $   (918,398)       $ (2,844,647)      $ (17,949,493)
                                              ==============================================================================

BASIC AND DILUTED LOSS
PER SHARE                                                 ($0.00)            ($0.00)             ($0.00)            N/A
WEIGHTED-AVERAGE SHARES OUTSTANDING                  894,948,681        821,695,100         809,318,480             N/A


                 See accompanying summary of accounting policies
                       and notes to financial statements

                                  EDULINK, INC.
                          (a development stage company)
         STATEMENT OF STOCKHOLDERS' DEFICIT January 25, 1996 (Inception)
                            through December 31, 2003



                                                                            Shares
                                                       Common Stock        Committed   Additional
                                                --------------------------   to be      Paid in         Accumulated
                                                    Shares        Par       Issued      Capital      Deficit      Total
                                                ----------------------------------------------------------------------------

Sale of common stock for cash                     28,302,353      $528,302  $       -    $ 594,575  $          -    $622,877
Shares issued to founders                        233,280,000       233,280   (233,280)           -             -           -
Shares issued for services                       101,774,118       101,774          -      (36,774)            -      65,000
Net loss                                                   -             -          -            -      (479,267    (479,267)
                                                ----------------------------------------------------------------------------

Balance, December 31, 1996                       363,356,471       363,356          -      324,521      (479,267)    208,610
Sale of common stock for cash                     17,152,942        17,153          -      410,968             -     428,121
Shares issued for conversion of notes payable      6,003,529         6,004          -      172,375             -     178,379
Shares issued for services                         2,287,058         2,287          -        2,713             -       5,000
Net loss                                                                 -          -            -    (2,091,226) (2,091,226)
                                                ----------------------------------------------------------------------------

Balance, December 31, 1997                       388,800,000       388,800          -      910,577    (2,570,493) (1,271,116)
Net loss                                                   -             -          -   (1,040,237)   (1,040,237)
                                                ----------------------------------------------------------------------------

Balance, December 31, 1998                       388,800,000       388,800          -      910,577    (3,610,730) (2,311,353)
Acquisition of URREA Enterprises, Inc.           259,022,500       259,023   (259,023)           -             -
Loan from shareholder contributed to capital               -             -          -      140,403             -     140,403
Common stock subscription received                         -             -    100,000            -             -     100,000
Common stock to be issued for settlement
 of dispute                                                -             -    571,750            -             -     571,750
Compensation waived by officers                            -             -          -      130,000             -     130,000
Net loss                                                   -             -          -            -      (153,956)   (153,956)
                                                ----------------------------------------------------------------------------

Balance, December 31, 1999                       647,822,500       647,823    671,750      921,957    (3,764,686) (1,523,156)
Common stock issued for subscription received      2,000,000         2,000   (100,000)      98,000             -           -
Sale of common stock for cash                    148,300,000       148,300  7,140,450    7,288,750
Warrants issued to officers                                -             -  3,082,500    3,082,500
Options issued to officers                                 -             -          -       87,983             -      87,983
Shares issued for conversion of notes payable      2,480,000         2,480          -      121,520             -     124,000
Common stock canceled                               (725,000)         (725)         -      (24,275)            -     (25,000)
Common stock subscription received                         -             -    100,000            -             -     100,000
Shares issued for services                           100,000           100     (5,000)       4,900             -           -
Change in settlement of dispute                            -      (566,750)         -     (566,750)
Net loss                                                   -             -          -   (7,426,105)   (7,426,105)
                                                ----------------------------------------------------------------------------

Balance, December 31, 2000                       799,977,500       799,978    100,000   11,433,035   (11,190,791)  1,142,222
Common stock issued for subscription received      2,000,000         2,000   (100,000)      98,000             -           -
Sale of common stock for cash                     14,000,000        14,000          -      686,000             -     700,000
Common stock subscription received                         -             -    100,000           -              -     100,000
Common stock issued on exercise of warrants        5,717,600         5,718          -        6,861             -      12,579
Options issued to officers                                 -             -          -      150,823             -     150,823
Options issued for services                                -             -          -       10,000             -      10,000
Debt discount                                              -             -          -       47,800             -      47,800
Net loss                                                   -             -          -   (2,844,647)   (2,844,647)
                                                ----------------------------------------------------------------------------

Balance, December 31, 2001                       821,695,100       821,696    100,000   12,432,519    (14,035,438)  (681,223)
Warrants issued as interest expense for notes
  payable                                                  -             -          -       81,818             -      81,818
Options issued to officers                                 -             -          -       37,706             -      37,706
Compensation waived by officers                            -             -          -       97,500             -      97,500
Net loss                                                   -             -          -            -      (918,398)   (918,398)
                                                ----------------------------------------------------------------------------

Balance, December 31, 2002                       821,695,100       821,696    100,000   12,649,543   (14,953,836) (1,382,597)
Subscription received reclassified to liability            -             -   (100,000)           -             -    (100,000)
Options issued to officers                                 -             -          -       82,644             -      82,644
Shares issued for services                       150,450,000       150,450          -    2,151,775             -   2,302,225
Shares issued for conversion of notes payable
  and accrued interest                            67,830,000        67,830          -     410,824              -     478,654
Shares issued as additional consideration
  on conversion of notes payable
  and accrued interest                            51,170,000        51,170          -     303,176              -     354,346
Common stock issued on exercise of options         2,550,000         2,550          -      15,300              -      17,850
Compensation waived by officers 2003                       -             -          -      97,500              -      97,500
Net loss                                                   -             -          -           -     (2,995,657) (2,995,657)
                                                ----------------------------------------------------------------------------

Balance, December 31, 2003                     1,093,695,100    $1,093,696  $       - $15,710,762   $(17,949,493)$(1,145,035)
                                                ============================================================================

               See accompanying summary of accounting policies and
                         notes to financial statements

                                  EDULINK, INC.
                          (a development stage company)
                            STATEMENTS OF CASH FLOWS
        Years Ended December 31, 2003, 2002 and 2001 and the Period from
             January 25, 1996 (Inception) through December 31, 2003


                                                                                                               Inception
                                                                                                                through
                                                                   2003           2002           2001            2003
                                                              -------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss                                                         $(2,995,657)    $ (918,398)   $(2,844,647)   $(17,949,493)
Adjustments to reconcile net loss to net cash used in
operating activities
Stock for services                                                 2,302,225              -              -       2,352,225
Additional stock issued under note conversion                        354,346              -              -         354,346
Option and warrant expense                                            82,644        119,524        160,823       3,530,974
Accretion of debt discount on loan payable                                 -              -         11,950          47,800
Forgiveness of debt                                                  (75,264)             -              -         (75,264)
Impairment of property and equipment                                  18,572              -              -          18,572
Compensation waived by officers                                            -              -              -         270,403
Changes in:
Prepaid expenses                                                      25,000          2,545         (2,120)         (2,198)
Accounts payable and accrued expenses                                201,685        353,595       (157,877)      1,272,469
                                                              -------------------------------------------------------------
Net cash used in operating activities                                (86,449)      (442,734)    (2,831,871)    (10,180,166)
                                                              -------------------------------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment                                         -              -            296         (18,572)
                                                              -------------------------------------------------------------
Net cash used in investing activities                                      -              -            296         (18,572)
                                                              -------------------------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES
Common stock subscription received                                         -              -        100,000               -
Proceeds from sale of common stock, net of offering costs             17,850              -        712,579       9,370,177
Proceeds from issuance of bridge notes and other short-term notes pay107,500        340,500        100,000         923,000
Payments on bridge notes and other short-term notes payable          (37,850)             -              -         (92,471)
                                                              -------------------------------------------------------------
Net cash provided by financing activities                             87,500        340,500        912,579      10,200,706
                                                              -------------------------------------------------------------

Net change in cash                                                     1,051       (102,234)    (1,918,996)          1,968

CASH, BEGINNING OF PERIOD                                                917        103,151      2,022,147               -
                                                              -------------------------------------------------------------

CASH, END OF PERIOD                                                  $ 1,968          $ 917      $ 103,151         $ 1,968
                                                              =============================================================

NON-CASH TRANSACTIONS
Conversion of notes and accrued interest to common stock           $ 478,654            $ -            $ -       $ 781,033
Contribution of accrued compensation to officers to additional
paid in capital                                                       97,500              -              -          97,500
Discount on debt                                                           -              -         47,800          47,800

                See accompanying summary of accounting policies
                       and notes to financial statements

                                       F-6

                                  EDULINK, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS


NOTE 1 - SUMMARY OF ACCOUNTING POLICIES

URREA Enterprises, Inc. was incorporated in California on January 5, 1994.

Edulink entered into a reorganization with an inactive publicly-traded Nevada corporation, URREA Enterprises, Inc. (URREA) on October 28, 1999. In this transaction, URREA issued 388,800,000 shares to Edulink shareholders in exchange for 100% of the outstanding Edulink stock. Immediately prior to this transaction, URREA had 259,022,500 shares outstanding. Because Edulink shareholders ended up with more than half the resulting total stock outstanding, this transaction is accounted for as a recapitalization of Edulink. Edulink disappeared as a separate entity and URREA was renamed Edulink.

Estimates. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, as well as certain financial statement disclosures. While management believes that the estimates and assumptions used in the preparation of the financial statements are appropriate, actual results could differ from these estimates.

Reclassifications. Certain amounts from 2002 and 2001 have been reclassified to conform with the current year presentation.

Cash Equivalents. Highly liquid investments with original maturities of three months or less are considered cash equivalents.

Revenue Recognition. Edulink recognizes revenue when persuasive evidence of an arrangement exists, services have been rendered, the sales price is fixed or determinable, and collectibility is reasonably assured. This typically occurs upon delivery of the services or finished products. Edulink's sole revenues in 2003 were a non-recurring license fee of $50,000.

Income Taxes. U.S. and foreign income tax expense is based on reported earnings before income taxes. Deferred income taxes reflect the impact of temporary differences between assets and liabilities recognized for financial reporting purposes and such amounts recognized for tax purposes, and are measured by applying enacted tax rates in effect in years in which the differences are expected to reverse.

Stock Compensation. Edulink issues stock as compensation to employees and outside consultants for services rendered. These shares are recorded at the fair value of the stock as measured on the date or dates the services were rendered.

Edulink adopted the disclosure requirements of Financial Accounting Standard No. 123, Accounting for Stock-Based Compensation (FAS No. 123) with respect to pro forma disclosure of compensation expense for options issued. For purposes of the pro forma disclosures, the fair value of each option grant is estimated on the grant date using the Black-Scholes option-pricing model.

Edulink applies APB No. 25 in accounting for its employee stock option plans and, accordingly, no compensation cost has been recognized in Edulink's financial statements for stock options under any of the stock plans which on the date of grant the exercise price per share was equal to or exceeded the fair value per share. However, compensation cost has been recognized for warrants and options granted to non-employees for services provided. The following table illustrates the effect on net loss and net loss per share if Edulink had applied the fair value provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation.

                                         2003          2002          2001
                                      -----------   -----------   -----------
      Net loss as reported            $(2,995,657)  $(918,398)    $(2,844,647)
      Pro forma net loss              $(2,995,657)  $(918,398)    $(2,844,647)
      Basic and diluted net loss
        per common share:
        As reported                   $         -   $       -     $         -
        Pro forma                               -           -               -

Basic and diluted net loss per share. Basic and diluted net loss per share calculations are presented in accordance with Financial Accounting Standards Statement 128, and are calculated on the basis of the weighted average number of common shares outstanding during the year. They include the dilutive effect of common stock equivalents in years with net income. Basic and diluted loss per share are the same due to the absence of common stock equivalents.

Software Development Costs. Development costs incurred in the research and development of new software products are expensed as incurred until technological feasibility in the form of a working model has been established. To date, Edulink has not completed its software development to the point of technological feasibility, and accordingly, no costs have been capitalized.

Impairment of Long-Lived Assets. Edulink reviews the carrying value of its long-lived assets annually or whenever events or changes in circumstances indicate that the historical cost-carrying value of an asset may no longer be appropriate. Edulink assesses recoverability of the carrying value of the asset by estimating the future net cash flows expected to result from the asset, including eventual disposition. If the future net cash flows are less than the carrying value of the asset, an impairment loss is recorded equal to the difference between the asset's carrying value and fair value. In 2003 Edulink determined the remaining property and equipment was impaired and recorded impairment expense of $18,572.

Recent Accounting Pronouncements. Edulink does not expect the adoption of recently issued accounting pronouncements to have a significant impact on its results of operations, financial position or cash flow.


NOTE 2 - GOING CONCERN

As shown in the accompanying financial statements, Edulink incurred recurring net losses of, respectively, has an accumulated deficit of $17,949,493 and a working capital deficit ofDecember 31, 2003. These conditions raise substantial doubt as to Edulink's ability to continue as a going concern. Management is seeking merger candidates. The financial statements do not include any adjustments that might be necessary if Edulink is unable to continue as a going concern.


NOTE 3 - NOTES PAYABLE

During December 2001, Edulink obtained a loan for $350,000 to be received in two installments. The first installment of $100,000 was received on December 5, 2001. The second installment of $250,000 was received on January 5, 2002. The note carried interest at 10% (annual percentage rate 10.47%) and matured on March 31, 2002, but the maturity date was orally extended by the lender to August 31, 2002. Edulink as of December 31, 2002 was in loan default. The loans were converted in 2003, together with $128,654 in accrued interest, into 119,000,000 common shares valued at $833,000. The $354,346 difference was recorded as additional interest expense.

The lender was also assigned an aggregate of 6,000,000 existing warrants to purchase shares of Edulink's common stock at an exercise price of $0.0022 per share.

The proceeds of the $250,000 loan were allocated between the note payable and the warrants based on their relative fair value. The resulting interest is being amortized over the term of the loan.


NOTE 4 - INCOME TAXES

Income taxes are not due since Edulink has losses since inception. Since inception, Edulink has approximately $9,300,000 in net operating losses, which expire in the years 2019 through 2023.

The components of deferred taxes are as follows:

                                                 2003       2002
                                             ----------- -----------
   Deferred tax assets
     Net operating loss carryforwards        $ 3,160,000 $ 3,073,000
     Software development costs
     capitalized for tax purposes              2,889,000   2,889,000
     Less:  valuation allowance               (6,049,000) (5,962,000)
                                             ----------- -----------
   Net deferred tax assets                   $         0 $         0
                                             =========== ===========

NOTE 5 - COMMON STOCK

Since inception, Edulink issued the following shares valued at the market prices shown as representing fair value on the dates issued:

1996     233,280,000 shares       - to founders                 $.000 per share
         101,774,118              - for services                 .001
          28,302,353              - for cash                     .022
1997      17,152,942              - for cash                     .025
           2,287,058              - for services                 .002
           6,003,529              - for note conversion          .030
1999     259,022,500              - reverse merger                  -
2000     150,300,000              - for cash                     .049
             100,000              - for services                 .050
           2,480,000              - for note conversion          .050
            (725,000)             - stock canceled                  -
2001      14,000,000              - for cash                     .050
           2,000,000              - for cash                     .050
           5,717,600              - for options exercise         .002
2003       2,550,000              - for options exercise         .007
         150,450,000              - for services                 .010
         119,000,000              - for note conversion          .007
       -------------
       1,093,695,100 total shares issued through December 31, 2003
       =============


NOTE 6 - STOCK OPTIONS AND WARRANTS

Common Stock Warrants

During the year ended December 31, 2001, 5,717,600 warrants were exercised and 744,744 warrants issued expired and were canceled. No warrants were issued during the year ended December 31, 2001.

No warrants were issued, expired or exercised, during the years ended December 31, 2002 and 2003.

Summary information regarding warrants is as follows:

                                                                      Warrants
                                                                   -------------
Outstanding at December 31, 2000                                    233,850,882

Year ended:December 31, 2001
  Exercised                                                          (5,717,600)
  Cancelled                                                            (744,744)
                                                                   -------------
Outstanding at December 31, 2001                                    227,388,538

Year ended:  December 31, 2002
  No activity

Outstanding at December 31, 2002
                                                                   -------------
Year ended: December 31, 2003                                       227,388,538
  No activity
                                                                   -------------

Outstanding at December 31, 2003                                    227,338,538
                                                                   =============

Warrants outstanding and exercisable as of December 31, 2003:



                                                             Weighted-
                                                              Average
                                                             Exercise
                                              Weighted-      Price of
                                              Average        Warrants
               Stock          Stock           Remaining    Outstanding
Exercise      Warrants       Warrants       Contractual        and
 Price      Outstanding     Exercisable         Life       Exercisable
-----------------------------------------------------------------------

$0.0022     179,646,185     166,373,069     1.25 years     $0.0022
$0.0100       1,143,529       1,143,529     1.00 years     $0.0100
$0.0350      46,598,824      46,598,824     1.06 years     $0.0350
           -------------   -------------
            227,388,538     214,115,422
           =============   =============


Options

During the year ended December 31, 2001, 4,000,000 options valued at $150,823 were granted and 17,152,920 options were canceled.

No options were granted, expired or exercised, during the year ended December 31, 2002.

During the year ended December 31, 2003, 2,550,000 options were granted and exercised. No options expired during the year ended December 31, 2003.

Summary information regarding options is as follows:

                                                                      Options
                                                                      ----------
Outstanding at December 31, 2000                                     17,152,920

Year ended: December 31, 2001
  Granted                                                             4,000,000
  Cancelled                                                         (17,152,920)
                                                                      ----------
Outstanding at December 31, 2001                                      4,000,000

Year ended: December 31, 2002
  No Activity
                                                                      ----------
Outstanding at December 31, 2002                                      4,000,000

Year ended: December 31, 2003
  Granted                                                             2,550,000
  Exercised                                                          (2,550,000)
                                                                      ---------
Outstanding at December 31, 2003                                      4,000,000
                                                                      ---------

Options outstanding and exercisable as of December 31, 2003:


                                                             Weighted-
                                                              Average
                                                             Exercise
                                              Weighted-      Price of
                                              Average        Warrants
               Stock          Stock           Remaining    Outstanding
Exercise      Warrants       Warrants       Contractual        and
 Price      Outstanding     Exercisable         Life       Exercisable
-----------------------------------------------------------------------

$0.0250       3,000,000       3,000,000     3.88 years     $0.0250
$0.2500       1,000,000       1,000,000     3.67 years     $0.2500
           -------------   -------------
              4,000,000       4,000,000
           =============   =============

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

Compensation expense for 2003, 2002 and 2001 was $82,644, $37,706 and $150,823,
respectively.


NOTE 7 - DEBT FORGIVENESS

Edulink's legal counsel determined that third party collection attempts on certain accounts payable are barred by California's Statute of Limitation because of their age, lack of prior collection attempts and the absence of agreement by Edulink to extend their due dates. $75,264 of accounts payable were written off to debt forgiveness income in the year ended December 31, 2003.


NOTE 8 - SUMMARIZED QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

Summary data relating to the results of operations for each quarter of the year ended December 31, 2003 is as follows:

                                                                Three Months Ended
                                         March 31,          June 30,         September 30,       December 31,
                                          2003               2003              2003                 2003
                                        ----------         ----------       -----------          ---------
License fee income                      $        0         $   25,000       $   25,000           $        0

Selling, general
   and administrative                      160,259            134,342          167,763            2,284,819
Impairment of property
   and equipment                                 0                  0                0               18,572
Interest expense                                 0                  0                0              355,166
Forgiveness of debt                              0                  0                0              (75,264)
                                        ----------         ----------       ----------          -----------
Net loss                                $ (160,259)        $ (109,342)      $ (142,763)         $(2,583,293)
                                        ==========         ==========       ==========          ===========
Basic and diluted loss
   per share                                ($0.00)            ($0.00)           ($0.00)             ($0.00)
Weighted average shares
   outstanding                         821,695,100        842,195,097       904,236,482       1,063,795,643

NOTE 9 - COMMITMENTS AND CONTINGENCIES

Lease

Edulink co-leased its facility under an operating lease agreement with an unrelated third party, which expired in November 2002, but was extended on a month to month basis through December 31, 2002. Rent expense was $30,491, and $62,067 for the years ended December 31, 2002, and 2001, respectively.

Since 2002, Edulink's principal office has been in the office of Edulink's president pursuant to a verbal agreement on a rent-free month-to-month basis.


Employment Agreement

In September 1999, Edulink entered into five-year employment contracts with its President, Chief Executive Officer, and Senior Vice President that provided for a minimum annual salary, incentives, and bonuses, which are based on Edulink's attainment of specified levels of sales and earnings. The annual salaries for the three officers are $150,000, $150,000, and $90,000, respectively.

In June 2003, the annual salary for the Chief Executive Officer was reduced to $30,000. During the year ended December 31, 2003, $350,000 in salaries were accrued.

In May 2004, the employment contracts with the President and Senior Vice President were terminated and in September 2004 the employment contract with the Chief Executive Officer was terminated.


NOTE 10 - SUBSEQUENT EVENTS (Unaudited)

On August 11, 2006 Edulink acquired all of the outstanding capital stock of Mega Media Group, Inc., a New York Corporation ("MMG") in exchange for the issuance to the MMG Shareholders, upon the increase in the authorized capital stock, of a total number of shares of Edulink common stock, which will represent, and equate to, 90% of Edulink's issued and outstanding common stock. As further consideration for the acquisition, on the Closing Date, Edulink obtained from a majority of its shareholders duly executed irrevocable proxies to vote their shares for a period of 120 days or until such time as 90% of EduLink's shares are issued to the MMG Shareholders, and delivered them to MMG and its shareholders, along with the aforementioned EduLink shareholders' share certificates to be held in escrow. Upon the closing of the Merger, MMG became a wholly-owned subsidiary of Edulink. Upon the increase in the authorized capital stock, and issuance to the MMG Shareholders of 90% of the outstanding common stock, the former stockholders of Edulink will own 10% of the issued and outstanding Common Stock of EduLink. The transaction will be accounted for as a reverse acquisition.

On August 18, 2006, Edulink entered into a Securities Purchase Agreement (the "Securities Purchase Agreement") with New Millennium Capital Partners II, LLC, AJW Qualified Partners, LLC, AJW Offshore, Ltd. and AJW Partners, LLC (collectively, the "Investors"). Under the terms of the Securities Purchase Agreement, the Investors purchased an aggregate of (i) $1,500,000 in callable convertible secured notes (the "Notes") and (ii) warrants to purchase 50,000,000 shares of Edulink common stock (the "Warrants").

Pursuant to the Securities Purchase Agreement, the Investors will purchase the Notes and Warrants in three tranches as set forth below:

1. At closing on August 21, 2006 ("Closing"), the Investors purchased Notes aggregating $200,000 and Warrants to purchase 50,000,000 shares of Edulink common stock;

2. Upon Edulink being re-listed on the OTCBB, the Investors will purchase Notes aggregating $300,000; and,

3. Upon the filing of a registration statement registering the shares of common stock underlying the Notes ("Registration Statement"), the Investors will purchase Notes aggregating $400,000; and,

4. Upon effectiveness of the Registration Statement, the Investors will purchase Notes aggregating $600,000.

The Notes carry an interest rate of 6% per annum and a maturity date of August 18, 2009. The notes are convertible into Edulink common shares at the Applicable Percentage of the average of the lowest three (3) trading prices for Edulink shares of common stock during the twenty (20) trading day period prior to conversion. The "Applicable Percentage" means 50%; provided, however, that the Applicable Percentage shall be increased to (i) 55% in the event that a Registration Statement is filed within thirty days of the closing and (ii) 60% in the event that the Registration Statement becomes effective within one hundred and twenty days from the Closing.

At Edulink's option, Edulink may prepay the Notes in the event that no event of default exists, there are a sufficient number of shares available for conversion of the Notes and the market price is at or below $.25 per share. In addition, in the event that the average daily price of the common stock, as reported by the reporting service, for each day of the month ending on any determination date is below $.25, Edulink may prepay a portion of the outstanding principal amount of the Notes equal to 101% of the principal amount hereof divided by thirty-six
(36) plus one month's interest. Exercise of this option will stay all conversions for the following month. The full principal amount of the Notes is due upon default under the terms of Notes. In addition, Edulink has granted the investors a security interest in substantially all of its assets and intellectual property as well as registration rights.

Edulink simultaneously issued to the Investors seven year warrants to purchase 50,000,000 shares of Edulink common stock at an exercise price of $.01. The Investors have contractually agreed to restrict their ability to convert the Notes and exercise the Warrants and receive shares of Edulink's common stock such that the number of shares of the Company's common stock held by them and their affiliates after such conversion or exercise does not exceed 4.99% of the then issued and outstanding shares of Edulink's common stock. Edulink is committed to filing an SB-2 Registration Statement with the SEC within 45 days from the Closing Date. Edulink will receive the second tranche of the funding when the SB-2 is filed with the SEC and the third and final tranche of the funding when the SB-2 is declared effective by the SEC. There are penalty provisions for Edulink should the filing not become effective within 135 days of the Closing Date. The notes are secured by all of Edulink's assets to the extent of the outstanding note.

Item 9. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure.

         None.

Item 9A.     Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

     Based on their evaluation as of the end of the period covered by this Annual Report on Form 10-K, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) are not effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms. This was the result of communication from the Securities and Exchange Commission whereby management identified several filings which need to be filed which the Company is in the process of doing.

Changes in Internal Controls

     There were no changes in our internal controls during this annual period.

Item 9B.     Other Information.

     None.

                                    PART III

Item 10      Directors and Executive Officers of the Registrant.

Directors and Executive Officers of the Registrant

     Information regarding our directors and executive officers as of December 31, 2003 is set forth below. Each officer's term of office will expire at the first Board of Directors meeting held after our next annual meeting of stockholders. There is no arrangement or understanding between any of the executive officers or any other person pursuant to which such executive officer was selected for the office held. Ronald Rescigno, Co-chair of the Board of Directors and President of EduLink, is the father of Ian Rescigno, EduLink's Senior Vice-President - Operations. The following table sets forth information regarding EduLink's directors and executive officers:

           NAME                AGE      POSITION
           ----                ---      --------
      Michael Rosenfeld        62      Co-Chairman of the Board of Directors and
                                       Chief Executive Officer

      Ronald Rescigno          69      Co-Chairman of the Board of Directors and
                                       President
      Dorothy Tucker           54      Senior Vice President - Operations
      Shawn Gross              32      Director

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

     SHAWN GROSS is a Director of the Company. Mr. Gross was, until he resigned in the fourth Quarter of 2002, the Corporate Manager for Strategic Alliances at Sun Microsystems' Global Education and Research division, where he focused on the acquisition of new partners who support the implementation of Sun's vision into the worldwide K - 12 educational market. Mr. Gross also served as a governmental relations liaison for Sun in Washington, D.C. regarding education technology policy, including service as an Honorary Executive to the
Congressional Web Based Education Commission, contributing author to the National Education Technology Plan, Chairperson of the DC Mayor's Task Force on Education Technology, and author of a handbook on portal implementation technology guide for the 1997 Summit of the Americas. Mr. Gross holds a B.A. in International Studies, an M.B.A. and a Masters of Public Policy and International Affairs

Term of Office
--------------

     Our directors are appointed for a one-year term to hold office until the next annual general meeting of our shareholders or until removed from office in accordance with our bylaws. Our officers are appointed by our board of directors and hold office until removed by the board.

     All officers and directors listed above will remain in office until the next annual meeting of our stockholders, and until their successors have been duly elected and qualified. There are no agreements with respect to the election of Directors. Officers are appointed annually by our Board of Directors and each Executive Officer serves at the discretion of our Board of Directors. We do not have any standing committees.

     None of our Officers and/or Directors have filed any bankruptcy petition, been convicted of or been the subject of any criminal proceedings or the subject of any order, judgment or decree involving the violation of any state or federal securities laws within the past five (5) years.

Certain Legal Proceedings
-------------------------

     No director, nominee for director, or executive officer has appeared as a party in any legal proceeding material to an evaluation of his ability or integrity during the past five years.

Significant Employees
---------------------

     None.

Family Relationships
--------------------

     None.

Board Committees
----------------

     The Company does not have a separate Compensation Committee, Audit Committee or Nominating Committee. These functions are done by the Board of Directors meeting as a whole.

     Audit Committee

     The board of directors has not yet established an audit committee. The functions of the audit committee are currently performed by the entire board of directors. The Company is under no legal obligation to establish an audit committee and has elected not to do so at this time so as to avoid the time and expense of identifying independent directors willing to serve on the audit committee. The Company may establish an audit committee in the future if the board determines it to be advisable or we are otherwise required to do so by applicable law, rule or regulation.

     As the board of directors does not have an audit committee, it therefore has no "audit committee financial expert" within the meaning of Item 401(e) of Regulation S-B. In general, an "audit committee financial expert" is an individual member of the audit committee who:

|X|  understands   generally  accepted   accounting   principles  and  financial
     statements;

|X| is able to assess the general application of such principles in connection with accounting for estimates, accruals and reserves;

|X| has experience preparing, auditing, analyzing or evaluating financial statements comparable to the breadth and complexity to our financial statements;

|X|  understands internal controls over financial reporting; and

|X|  understands audit committee functions.


Compliance with Section 16(a) of the Exchange Act
-------------------------------------------------

     Section 16(a) of the Securities Exchange Act of 1934 requires the Company's officers and directors, and persons who own more than 10 percent of a registered class of the Company's equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission (SEC). Officers, directors, and greater than 10 percent stockholders are required by SEC regulation to furnish the Company with copies of all Section 16(a) forms they file.

     To the Company's knowledge, based solely on a review of the copies of such reports furnished to the Company, all reports under Section 16(a) required to be filed by its officers and directors and greater than ten percent beneficial owners were not timely filed as of the date of this filing.

Code of Ethics
--------------

     We have not adopted a Code of Ethics.


Item 11.     Executive Compensation.

Compensation of Executive Officers
----------------------------------

     The following summary compensation table sets forth all compensation awarded to, earned by, or paid to the named executive officers paid by us during the fiscal years ended December 31, 2003, 2002 and 2001 in all capacities for the accounts of our executives, including the Chief Executive Officer (CEO) and Chief Financial Officer (CFO):

                           SUMMARY COMPENSATION TABLE


                                            ANNUAL COMPENSATION                            LONG-TERM COMPENSATION
                                     ----------------------------------            ---------------------------------------
                                                                                      AWARDS     PAYOUTS
                                                                                   -----------------------
 NAME AND PRINCIPAL POSITION   YEAR   SALARY    BONUS   OTHER ANNUAL   RESTRICTED   SECURITIES    LTIP       ALL OTHER
                               -------- UNDERLYING
                                        ($)                     STOCK OPTIONS/
                                                        COMPENSATION    AWARD(S)       SARS      PAYOUTS   COMPENSATION
                                     -           ($)        ($)           ($)           (#)        ($)          ($)
                               -------------------------------------------------------------------------------------------
Ronald Rescigno (1)             2003 $       0       0               0$                      --        --               --
President, Co-Chairman
                                2002 $  37,500       0               0$          0           --        --               --
                                2001 $ 300,000       0               0$          0           --        --               --
Michael Rosenfeld(1)
Chief Executive Officer         2003 $       0       0               0$    200,000           --        --               --
                                2002 $  37,500       0               0           0           --        --               --
                                2001 $ 300,000       0               0           0           --        --               --
Ian Rescigno (1)
Senior Vice President of
Operations                      2003 $       0       0               0           0           --        --               --
                                2002 $  22,500       0               0           0           --        --
                                2001 $  90,000       0               0           0           --        --

(1) The indicated Officer agreed to waive compensation for the three month period April 1, 2002 through June 30, 2002, and to defer any compensation for the six month period July 1, 2002, through December 31, 2002.

Option Grants Table. There were no individual grants of stock options to purchase our common stock made to the named executive officers named in the Summary Compensation Table during the fiscal year ended December 31, 2003, and the subsequent period up to the date of the filing of this Prospectus.

Aggregated Option Exercises and Fiscal Year-End Option Value Table. There were no stock options exercised during fiscal year ending December 31, 2003, by the executive officers named in the Summary Compensation Table.

Long-Term Incentive Plan ("LTIP") Awards Table. There were no awards made to a named executive officer in the last completed fiscal year under any LTIP Stock Options Granted In Last Fiscal Year

During the fiscal years ended December 31, 2003, 2002 and 2001, the Company did not grant any options to its Chief Executive Officer or any other officer or director.

Employment Agreements
----------------------

     Ronald Rescigno has been employed as President of EduLink since September 1, 1999, and his employment agreement runs through December 31, 2004. Compensation originally equaled $150,000 per year (the monthly pro-rata compensation from September 1 - December 31, 1999 was waived), plus a bonus equal to the greater of 10% of the Net Pre-Tax Profits or 10% of the Net Cash Flow of EduLink computed annually, but not to exceed an amount equal to $300,000 for each of the calendar years 2000 and 2001 and $450,000 for each of the calendar years 2002, 2003 and 2004; in addition, Dr. Rescigno is entitled to four weeks vacation, annually, fifteen paid sick days annually, and insurance benefits. The agreement also originally provided that warrants to purchase 5,717,650 shares of EduLink's common stock at $.0022 per share were to be issued to Dr. Rescigno upon completion of each of the Design Phase, the Build-Out Elements, the Beta Test and the National launch of the proposed Smart Schoolhouse system for the 7th and 8th grades. These warrants were to vest ratably over 7 years from the date of issuance. In 2000, following the issuance of warrants for completion of the Design Phase but prior to the issuance of any of the remaining warrants, the agreement was amended to eliminate the right to receive the remaining warrants in exchange for $50,000 additional salary in 2000. Dr. Rescigno must devote all of his work efforts to EduLink, Inc. for the term of his employment agreement.

     Michael Rosenfeld has been employed as Chief Executive Officer of EduLink since September 1, 1999, and his employment agreement runs through December 31, 2004. Compensation originally equaled $150,000 per year (the monthly pro-rata compensation from September 1 - December 31, 1999 was waived), plus a bonus equal to the greater of 10% of the Net Pre-Tax Profits or 10% of the Net Cash Flow of EduLink computed annually, but not to exceed an amount equal to $300,000 for each of the calendar years 2000 and 2001 and $450,000 for each of the calendar years 2002, 2003, and 2004; in addition, Mr. Rosenfeld is entitled to four weeks vacation, annually, fifteen paid sick days, annually, and insurance benefits. The agreement also originally provided that warrants to purchase 5,717,650 shares of EduLink's common stock at $.0022 per share were to be issued to Mr. Rosenfeld upon completion of each of the Design Phase, the Build-Out Elements, the Beta Test and the National launch of the proposed Smart Schoolhouse system for the 7th and 8th grades. These warrants were to vest ratably over 7 years from the date of issuance. In 2000, following the issuance of warrants for completion of the Design Phase but prior to the issuance of any of the remaining warrants, the agreement was amended to eliminate the right to receive the remaining warrants in exchange for $50,000 additional salary in 2000. In June 2003, Mr. Rosenfeld's annual salary was voluntarily reduced to $30,000. Mr. Rosenfeld may render outside services so long as it does not interfere with his obligation as an officer of EduLink.

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

     Each of these employees waived compensation during the second quarter of 2002 and deferred receipt of any compensation from July 1, 2002 through December 31, 2003

Compensation of Directors
--------------------------

     Directors are entitled to reimbursement of expenses incurred in attendance of Board Meeting and fulfilling their duties as a director.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

     The following table shows the stockholdings of all directors and executive officers of the Company, principal stockholders who own beneficially more than five percent of the Company's 1,281,061,636 issued and outstanding common stock, and all directors and officers of the Company as a group as of May 19, 2004.

Name and Address of Beneficial Owner         Number            Percentage (1)
------------------------------------         ------            -------------

MICHAEL ROSENFELD (2)                      199,752,789(3)            15.59%
RONALD RESCIGNO (2)                        172,233,276(4)            13.44%
IAN RESCIGNO (2)                            38,822,600(5)             3.03%
DOROTHY TUCKER (2)                           5,717,647(6)             0.45%
SHAWN GROSS (2)                              7,000,000(7)             0.55%
ALL EXECUTIVE OFFICERS AND                 368,752,353               33.06%
DIRECTORS AS A GROUP (5 PERSONS)

(1) Calculated on the basis of 1,281,061,636 shares of common stock issued and outstanding on May 19, 2004. For purposes of this table, a person or group of persons is deemed to have "beneficial ownership" of any shares which such person has the right to acquire within 60 days after the date of this filing. For purposes of computing the percentage of outstanding shares held by each person or group of persons named above on the date of this filing, any security which such person or group of persons has the right to acquire within 60 days after such date is deemed to be outstanding for the purpose of computing the percentage ownership for such person or persons, but is not deemed to be outstanding for the purpose of computing the percentage ownership of any other person.

(2) Address is c/o EduLink, Inc., 201 Wilshire Boulevard, Second Floor, Santa Monica, CA 90401.

(3) Includes 31,456,309 shares issuable upon exercise of warrants, at an exercise price of $.0022 per share, which expire on August 14, 2004, and further includes 3,317,650 shares issuable upon exercise of warrants, at an exercise price of $.0022 per share, which expire on June 7, 2007.

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

Item 13.      Certain Relationships and Related Transactions.

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

     EduLink utilizes a portion of Mr. Rosenfeld's offices. EduLink paid $0, $30,491 $62,067, $68,426, and $31,711 in 2003, 2002, 2001, 2000, and 1999,
respectively, to the landlord of the premises, which is not an affiliate of EduLink.

Item 14.  Principal Accounting Fees and Services.

Audit Fees
----------

     For our fiscal year ended December 31, 2003, we were billed approximately $19,000 for professional services rendered for the audit and reviews of our financial statements. For our fiscal year ended December 31, 2002, we were billed approximately $40,193 for professional services rendered for the audit and reviews of our financial statements.

Tax Fees
--------

     For the Company's fiscal year ended December 31, 2003 and December 31, 2002, we were not billed for professional services rendered for tax compliance, tax advice, and tax planning.

All Other Fees
--------------

     The Company did not incur any other fees related to services rendered by our principal accountant for the fiscal year ended December 31, 2003 and December 31, 2002.

Item 15.     Exhibits, Financial Statement Schedules.

Exhibit N  Title of Document                                         Location
---------- --------------------------------------------------------  -----------------------------------------------
2.1        Agreement and Plan of Merger between URREA Enterprises    Incorporated by reference to Form 10-12G
           and EduLink Inc.                                          filed on March 14, 2000

2.2        Stock Purchase Agreement and Share Exchange dated         Incorporated by reference to Form 8-K filed
           August 10, 2006 by and among EduLink, Inc., Mega Media    August 18, 2006
           Group, Inc. and Mega Media Shareholders

3.1.1      Articles of Incorporation of URREA Enterprises, Inc.      Incorporated by reference to Form 10-12G
                                                                     filed on March 14, 2000

3.2        By-laws of EduLink Inc.                                   Incorporated by reference to Form 10-12G
                                                                     filed on March 14, 2000

4.1        Securities Purchase Agreement dated August 18, 2006,      Incorporated by reference as Exhibit 4.1 to
           by and among the Company and New Millennium Capital       Form 8-K filed on August 21, 2006
           Partners II, LLC, AJW Qualified Partners, LLC, AJW
           Offshore, Ltd. and AJW Partners, LLC

4.2        Form of Callable Convertible Secured Note by and among    Incorporated by reference as Exhibit 4.2 to
           New Millennium Capital Partners II, LLC, AJW Qualified    Form 8-K filed on August 21, 2006
           Partners, LLC, AJW Offshore, Ltd. and AJW Partners, LLC

4.3        Form of Stock Purchase Warrant issued to New              Incorporated by reference as Exhibit 4.3 to
           Millennium Capital Partners II, LLC, AJW Qualified        Form 8-K filed on August 21, 2006
           Partners, LLC, AJW Offshore, Ltd. and AJW Partners, LLC

4.4        Registration Rights Agreement dated August 18, 2006 by    Incorporated by reference as Exhibit 4.4 to
           and among New Millennium Capital Partners II, LLC, AJW    Form 8-K filed on August 21, 2006
           Qualified Partners, LLC, AJW Offshore, Ltd. and AJW
           Partners, LLC

4.5        Security Agreement dated August 18, 2006 by and among     Incorporated by reference as Exhibit 4.5 to
           the Company and New Millennium Capital Partners II,       Form 8-K filed on August 21, 2006
           LLC, AJW Qualified Partners, LLC, AJW Offshore, Ltd.
           and AJW Partners, LLC

4.6        Intellectual Property Security Agreement dated August     Incorporated by reference as Exhibit 4.6 to
           18, 2006 by and among the Company and New Millennium      Form 8-K filed on August 21, 2006
           Capital Partners II, LLC, AJW Qualified Partners, LLC,
           AJW Offshore, Ltd. and AJW Partners, LLC

31.1       Certification of Chief Executive Officer Pursuant to      Filed herewith
           Rule 13a-14(a) of the Securities Exchange Act of 1934

31.2       Certification of Chief Financial Officer Pursuant to      Filed herewith
           Rule 13a-14(a) of the Securities Exchange Act of 1934

32.1       Certification of Chief Executive Officer and Chief        Filed herewith
           Financial  pursuant to 18 U.S.C.  Section 1350,
           as adopted  pursuant to Section 906 of the
           Sarbanes-Oxley Act of 2002

                                   SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                       EDULINK, INC.

                                    By:      /s/ Aleksandr Shvarts
                                             ---------------------
                                             ALEKSANDR SHVARTS
                                             Chief Executive Officer

                                    By:      /s/ Gennady Pomeranets
                                             ----------------------
                                             GENNADY POMERANETS CPA
                                             Chief Financial Officer

                                    Date:    November 1, 2006

     Pursuant to the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name                                           Title                     Date
------------------------------------ -----------------------------  --------------------
/s/ Aleksandr Shvarts                Chief Executive Officer        November 1, 2006
------------------------------------ Director
ALEKSANDR SHVARTS

/s/ David Kokakis                    Chief Operating Officer,       November 1, 2006
------------------------------------ Acting President, Director
DAVID KOKAKIS, ESQ.

/s/ Gennady Pomeranets               Chief Financial Officer        November 1, 2006
------------------------------------
GENNADY POMERANETS, CPA


/s/ Dr. Lev Paukman                  Director                       November 1, 2006
------------------------------------
DR. LEV PAUKMAN