Form 10-Q
period 2004-03-31
EDULINK INC
filed 2006-11-01
CIK 1023008

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                                   (Mark One)

|X| QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2004

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ___________

Commission File number 000-29953

                                  EDULINK, INC.
             (Exact name of registrant as specified in its charter)

            Nevada                                  95-4562316
(State or other jurisdiction of          (I.R.S. Employer Identification No.)
incorporation or organization)

201 Wilshire Blvd. Second Floor, Santa Monica, California               90401
      (Address of principal executive offices)                       (Zip Code)

                          (310) 393-4901 (Registrant's
                     telephone number, including area code)

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

                                 |X| Yes |_| No

As of March 31, 2004 there were 1,121,695,100 outstanding shares of the Registrant's Common Stock, $0.001 par value.

                                  EDULINK, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                                TABLE OF CONTENTS


PART I - FINANCIAL INFORMATION                                               1

     Item 1.  Financial Statements                                           1

     Item 2.  Management's Discussion and Analysis
              of Financial Condition and Results of Operation                5

     Item 3.  Quantitative and Qualitative Disclosures About
              Market Risk                                                    9

     Item 4.  Controls and Procedures                                        9

PART II - OTHER INFORMATION                                                 10

     Item 1.  Legal Proceedings                                             10

     Item 1A. Risk Factors                                                  10

     Item 2.  Unregistered Sales of Equity Securities and Use
              of Proceeds                                                   10

     Item 3.  Defaults Upon Senior Securities                               10

     Item 4.  Submission of Matters to a Vote of Security Holders           10

     Item 5.  Other Information                                             10

     Item 6.  Exhibits                                                      11

SIGNATURES                                                                  12

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

                         PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

                                EDULINK, INC.
                        (a development stage company)
                               BALANCE SHEETS
                                 (unaudited)


                                                                                              March 31,     December 31,
                                                                                                2004            2003
                                                                                           -------------------------------

                                   ASSETS

Current Assets:
Cash                                                                                       $         1,968  $       1,968
                                                                                           -------------------------------

                            TOTAL CURRENT ASSETS                                                     1,968          1,968

Deposits                                                                                             2,198          2,198
                                                                                           -------------------------------

                                TOTAL ASSETS                                               $         4,166  $       4,166
                                                                                           ===============================


                    LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities:
Accounts payable and accrued expenses                                                      $       563,777  $    562,777
Compensation payable                                                                               472,454       404,954
Loan payable                                                                                        12,150        12,150
Due to related party                                                                                68,500        68,500
Accrued interest                                                                                       820           820
Stock payable                                                                                      100,000       100,000
                                                                                           -------------------------------

TOTAL CURRENT LIABILITIES                                                                        1,217,701     1,149,201
                                                                                           -------------------------------

Stockholders' Deficit
Common stock, par value $0.001, 1,500,000,000 shares authorized,
           1,121,695,100 and 1,093,695,100 shares issued and outstanding                         1,121,695     1,093,695
Additional paid-in capital                                                                      15,881,863    15,710,763
Deficit accumulated during the development stage                                               (18,217,093)  (17,949,493)
                                                                                           -------------------------------

Total Stockholders' Deficit                                                                     (1,213,535)   (1,145,035)
                                                                                           -------------------------------

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                                                $         4,166  $      4,166
                                                                                           ===============================

                                  EDULINK, INC.
                          (a development stage company)
                            STATEMENTS OF OPERATIONS
         Three Months ended March 31, 2004 and 2003 and the Period from
                 January 25, 1996 (Inception) to March 31, 2004
                                   (unaudited)

                                                                 Three Months         Three Months          Inception
                                                                    Ended                Ended               through
                                                                  March 31,            March 31,            March 31,
                                                                     2004                 2003                 2004
                                                             ---------------------------------------------------------------
License Fee Income                                             $             -       $           -      $       50,000


Selling, general and administrative                                    267,600             160,259          18,112,858
Impairment of property and equipment                                         -                   -              18,572
Interest expense                                                             -                   -             355,166
Interest income                                                              -                   -            (144,239)
Forgiveness of debt                                                          -                   -             (75,264)

                                                             ---------------------------------------------------------------
NET INCOME (LOSS)                                              $      (267,600)      $    (160,259)     $  (18,217,093)
                                                             ===============================================================

BASIC AND DILUTED INCOME (LOSS)
PER SHARE                                                      $         (0.00)      $       (0.00)             N/A
WEIGHTED-AVERAGE SHARES OUTSTANDING                               1,115,431,364        821,695,100              N/A

                                  EDULINK, INC.
                          (a development stage company)
                            STATEMENTS OF CASH FLOWS
               Three Months ended March 31, 2004 and 2003 and the
           Period from January 25, 1996 (Inception) to March 31, 2004
                                   (unaudited)



                                                 Three Months  Three Months    Inception
                                                     Ended         Ended        through
                                                   March 31,     March 31,     March 31,
                                                     2004          2003           2004
--------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)                                   $ (267,600)   $ (160,259)  $(18,217,093)
Adjustments to reconcile net income (loss)
 to net cash used in operating activities
Stock for services                                     199,100             -      2,551,325
Additional stock issued under note conversion                -             -        354,346
Option and warrant expense                                   -        37,700      3,530,974
Accretion of debt discount on loan payable                   -             -         47,800
Forgiveness of debt                                          -             -        (75,264)
Impairment of property and equipment                         -             -         18,572
Compensation waived by officers                              -             -        270,403
Depreciation expense                                         -         1,350              -
Change in:
Prepaid expenses                                             -             -         (2,198)
Accounts payable and accrued expenses                   68,500       120,292      1,340,969
                                                 -------------------------------------------
Net cash used in operating activities                        -          (917)   (10,180,166)
                                                 -------------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment                           -             -        (18,572)
                                                 -------------------------------------------
Net cash used in investing activities                        -             -        (18,572)
                                                 -------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sale of common stock, net
 of offering costs                                           -             -      9,370,177
Proceeds from issuance of bridge notes
 and other short-term notes payable                          -        923,000
Payments on bridge notes and other
 short-term notes payable                                    -             -        (92,471)
                                                 -------------------------------------------
Net cash provided by financing activities                    -             -     10,200,706
                                                 -------------------------------------------

Net change in cash                                           -          (917)         1,968

CASH, BEGINNING OF PERIOD                                1,968           917              -
                                                 -------------------------------------------

CASH, END OF PERIOD                                    $ 1,968           $ -        $ 1,968
                                                 ===========================================

NON-CASH TRANSACTIONS
Conversion of notes and accrued interest to
  common stock                                         $     -           $ -      $ 781,033
Contribution of accrued compensation to
officers to additional paid in capital                       -             -         97,500
Discount on debt                                             -             -         47,800

                                  EDULINK, INC.
                          (a development stage company)
                          NOTES TO FINANCIAL STATEMENTS
                                   (unaudited)

NOTE 1 - BASIS OF PRESENTATION AND NEW ACCOUNTING POLICIES

The accompanying unaudited interim financial statements of Edulink, a development stage company, have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission, and should be read in conjunction with the audited financial statements and notes thereto contained in Edulink's latest Annual Report filed with the SEC on Form 10-K. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements that would substantially duplicate the disclosure contained in the audited financial statements for the most recent fiscal year as reported in Form 10-K, have been omitted.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operation.

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

RESULTS OF OPERATIONS

Three Months Ended March 31, 2004 as compared to Three Months Ended March 31,
2003


                                               FOR THREE MONTHS ENDED
                                                     March 31

         Income statement:                        2004              2003
                                              -----------       -------------

         Revenue                              $        --       $          --
         Interest Income                      $        --       $          --
         Software Development Costs           $        --       $          --
         General and Administrative Expenses  $   267,600       $     160,259

         Total Expenses                       $   267,600       $     160,259

         Net Loss                             $  (267,600)      $    (160,259)

Revenue

     EduLink is a development stage enterprise and has spent most of its efforts during the past six years in developing its core technology content management system, initially contemplated to constitute a Smart Schoolhouse web-based software system. The Company had not generated significant revenue from inception through March 31, 2003; and has generated only $50,000 in revenues as of March 31, 2004. EduLink's cumulative losses from inception through March 31, 2004 are $ (18,217,093).

Interest Income

     Interest income remained the same from the same period in 2003.

General and Administrative Expenses

     General and administrative expenses increased by $107,341 to $267,600 for the quarter ended March 31, 2004 compared with $160,259 for the quarter ended March 31, 2004. The main reasons for the variance are _________________________
..

Liquidity and Capital Resources

     Since 1996, EduLink has financed its working capital needs through capital contributions by stockholders, private placement of common equity and bridge loans. As of December 31, 2003, the Company had cash of approximately $1,968. As of March 31, 2004, the had cash of approximately $1,968. Cash used in operations was $86,449 for the year ended December 31, 2003, and $10,180,166 from inception through December 31, 2003. Cash used in operations during each of these periods was primarily for expenses related to the design and development of computer software and general and administrative expenses. Since 1996 and through March 31, 2004, the Company has raised $9,370,177 through sales of common stock and approximately $923,000 through bridge loans.

     The Company's current cash resources will not be sufficient to meet its immediate requirements. The Company is not currently generating sufficient revenues to fund its ongoing operations and without additional capital the Company will not be able to operate.

     As indicated above under the caption "Overview," the estimated cost of EduLink's development program and its projected expenses during the period April 1, 2004 through March 31, 2005 will require $3 million in funds to provide the anticipated cash requirements. Changes in the Company's development program or other changes affecting operating expenses could alter the timing and amount of expenditures and therefore the amount and timing of when the Company will require additional funding. Our independent auditor, Malone & Bailey PC, has expressed substantial doubt as to EduLink's ability to continue as a going concern for the year ended December 31, 2003, based on significant operating losses that EduLink has incurred since inception and the fact that EduLink is currently in default of its bridge notes payable. EduLink currently plans to raise funds through either revenue generated from licensing its software or the private placement of its equity or debt securities, or a combination of both, in order to meet its ongoing cash needs. However, the additional funding the Company requires may not be available on acceptable terms or at all. If the Company cannot obtain adequate funding, it will be required to shutdown operations.

SUBSEQUENT EVENTS

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

Going Concern

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Market Risk

     EduLink's exposure to market risk is principally confined to cash in bank and money market accounts, which have short maturities and therefore we believe to be minimal and immaterial market risk.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

     Based on their evaluation as of the end of the period covered by this Quarterly Report on Form 10-Q, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) are not effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms. This was the result of communication from the Securities and Exchange Commission whereby management identified several filings which need to be filed which the Company is in the process of doing.

Changes in Internal Controls

     There were no changes in our internal controls during this annual period.

                           PART II - OTHER INFORMATION

Item 1.     Legal Proceedings.

            None.

Item 1A.    Risk Factors.

     The risks relating to our company have not materially changed since our Form 10-K filed on December 31, 2003, which information is hereby incorporated by reference.

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds.


     On January 9, 2004, the Company issued 5,000,000 shares to one investor.

     On January 9, 2004, the Company issued 7,000,000 shares to two investors.

     On January 27, 2004, the Company issued 13,000,000 shares to one investor.

     On February 6, 2004, the Company issued 3,000,000 shares to one investor.

     The shares listed above were issued to the investors as compensation for services. These shares of our common stock qualified for exemption under Section 4(2) of the Securities Act of 1933 since the issuance shares by us did not involve a public offering. The offering was not a "public offering" as defined in Section 4(2) due to the insubstantial number of persons involved in the deal, size of the offering, manner of the offering and number of shares offered. We did not undertake an offering in which we sold a high number of shares to a high number of investors. In addition, the investors had the necessary investment intent as required by Section 4(2) since they agreed to and received a share certificate bearing a legend stating that such shares are restricted pursuant to Rule 144 of the 1933 Securities Act. This restriction ensures that these shares would not be immediately redistributed into the market and therefore not be part of a "public offering." Based on an analysis of the above factors, we have met the requirements to qualify for exemption under Section 4(2) of the Securities Act of 1933 for this transaction.

Item 3. Defaults Upon Senior Securities.

        None.

Item 4. Submission of Matters to a Vote of Security Holders.

        None.

Item 5. Other Information.

        None.

Item 6. Exhibits.

Exhibit No. Title of Document                                         Location
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

4.2        Form of Callable Convertible Secured Note by and among    Incorporated by reference as Exhibit 4.2 to
           New Millennium Capital Partners II, LLC, AJW Qualified    Iorm 8-K filed on August 21, 2006
           Partners, LLC, AJW Offshore, Ltd. and AJW Partners, LLC

4.3        Form of Stock Purchase Warrant issued to New              Incorporated by reference as Exhibit 4.3 to
           Millennium Capital Partners II, LLC, AJW Qualified        Iorm 8-K filed on August 21, 2006
           Partners, LLC, AJW Offshore, Ltd. and AJW Partners, LLC

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

31.1       Certification of Chief Executive Officer Pursuant to      Filed herewith
           Rule 13a-14(a) of the Securities Exchange Act of 1934

31.2       Certification of Chief Financial Officer Pursuant to      Filed herewith
           Rule 13a-14(a) of the Securities Exchange Act of 1934

32.1       Certification of Chief Executive Officer and Chief        Filed herewith
           Financial Officer pursuant to 18 U.S.C. Section 1350,
           as adopted pursuant to Section 906 of the
           Sarbanes-Oxley Act of 2002

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

                                    Date: November 1, 2006