Form 10-Q
period 2004-06-30
EDULINK INC
filed 2006-11-01
CIK 1023008

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                                   (Mark One)

|X| QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2004

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

|X| Yes    |_| No

     As of June 30, 2004, there were 1,281,061,636 outstanding shares of the Registrant's Common Stock, $0.001 par value.




                                  EDULINK, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                                TABLE OF CONTENTS


PART I - FINANCIAL INFORMATION                                                                              3

     Item 1. Financial Statements                                                                           3

     Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operation           8

     Item 3. Quantitative and Qualitative Disclosures About Market Risk                                    11

     Item 4. Controls and Procedures                                                                       12

PART II - OTHER INFORMATION                                                                                12

     Item 1. Legal Proceedings                                                                             12

     Item 1A. Risk Factors                                                                                 12

     Item 2. Unregistered Sales of Equity Securities and Use of Proceeds                                   12

     Item 3. Defaults Upon Senior Securities                                                               12

     Item 4. Submission of Matters to a Vote of Security Holders                                           12

     Item 5. Other Information                                                                             12

     Item 6. Exhibits                                                                                      13

SIGNATURES                                                                                                 14

     As used in this annual report, "we", "us", "our", "Edulink", the "Company", or "our Company" refers to Edulink, Inc. and its predecessor.

                 Forward-Looking Statements and Associated Risks


The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for certain forward-looking statements. Some of the statements contained in this annual report of Edulink discuss future expectations, contain projections of our operations or financial condition or state other forward-looking information. Some statements contained in this quarterly report on Form 10-Q that are not historical facts (including without limitation statements to the effect that we "believe," "expect," "anticipate," "plan," "intend," "foresee," or other similar expressions) and are forward-looking statements. These forward-looking statements are based on our current expectations and beliefs concerning future developments and their potential effects on us. There can be no assurance that future developments affecting us will be those anticipated by us. All comments concerning our expectations for future revenue and operating results are based on our forecasts of our plan of operation and do not include the potential impact of any future acquisitions or operations. These forward-looking statements involve significant risks and uncertainties (some of which are beyond our control) and assumptions. Should one or more of these risks or uncertainties materialize, or should any of our assumptions prove incorrect, actual results may vary in material respects from those projected in the forward-looking statements.

                         PART I - FINANCIAL INFORMATION

Item 1.     Financial Statements.

                                EDULINK, INC.
                        (a development stage company)
                               BALANCE SHEETS
                                 (unaudited)


                                                                                             June 30,      December 31,
                                                                                               2004            2003
                                                                                          -------------------------------
                                   ASSETS
Current Assets:
Cash                                                                                      $           602   $      1,968
Prepaid assets                                                                                     40,890              -
                                                                                          -------------------------------

                            TOTAL CURRENT ASSETS                                                    41,492         1,968

Deposits                                                                                            2,198          2,198
                                                                                          -------------------------------

TOTAL ASSETS                                                                              $        43,690   $      4,166
                                                                                          ===============================


                    LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities:
Accounts payable and accrued expenses                                                     $       564,777   $    562,777
Compensation payable                                                                               34,954        404,954
Loan payable, net of unamortized debt discount of $226,812 and $0, respectively                    23,188              -
Loan payable                                                                                            -         12,150
Due to related party                                                                               37,065         68,500
Accrued interest                                                                                      820            820
Stock payable                                                                                     100,000        100,000
Derivative liability                                                                              661,623              -
                                                                                          -------------------------------

TOTAL CURRENT LIABILITIES                                                                       1,422,427      1,149,201
                                                                                          -------------------------------

Stockholders' Deficit
Common stock, par value $0.001, 1,500,000,000 shares authorized,
           1,281,061,636 and 1,093,695,100 shares issued and outstanding                        1,281,062      1,093,695
Additional paid-in capital                                                                     16,493,607     15,710,763
Deficit accumulated during the development stage                                              (19,153,406)   (17,949,493)
                                                                                          -------------------------------

Total Stockholders' Deficit                                                                    (1,378,737)    (1,145,035)
                                                                                          -------------------------------

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                                               $        43,690   $      4,166
                                                                                          ===============================


                                  EDULINK, INC.
                          (a development stage company)
                            STATEMENTS OF OPERATIONS
      Three and Six Months ended June 30, 2004 and 2003 and the Period from
                  January 25, 1996 (Inception) to June 30, 2004
                                   (unaudited)



                                               Three Months    Three Months    Six Months      Six Months      Inception
                                                   Ended          Ended           Ended          Ended          through
                                                 June 30,        June 30,       June 30,        June 30,       June 30,
                                                   2004            2003           2004            2003           2004
                                              ------------------------------------------------------------------------------
License Fee Income                            $             -   $     25,000   $           -   $    25,000     $     50,000

Selling, general and administrative                   496,542        134,342         764,142        294,601      18,609,400
Impairment of property and equipment                        -              -               -              -          18,572
Interest expense                                       28,148              -          28,148              -         383,314
(Gain) loss on derivatives                            411,623              -         411,623              -         411,623
Interest income                                             -              -               -              -        (144,239)
Forgiveness of debt                                         -              -               -              -         (75,264)

                                              ------------------------------------------------------------------------------
NET INCOME (LOSS)                             $      (936,313)  $   (109,342)  $  (1,203,913)  $   (269,601)   $(19,153,406)
                                              ==============================================================================

BASIC AND DILUTED INCOME (LOSS)
PER SHARE                                     $        (0.00)   $      (0.00)  $       (0.00)  $      (0.00)         N/A
WEIGHTED-AVERAGE SHARES OUTSTANDING             1,216,124,748    842,195,097   1,165,778,056    831,528,431          N/A


                                  EDULINK, INC.
                          (a development stage company)
                            STATEMENTS OF CASH FLOWS
                 Six Months ended June 30, 2004 and 2003 and the
            Period from January 25, 1996 (Inception) to June 30, 2004
                                   (unaudited)

                         Six Months Six Months Inception
                               Ended Ended through

                                                                June 30,      June 30,       June 30,
                                                                 2004          2003           2004
                                                            -------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
 Net income (loss)                                          $  (1,203,913) $   (269,601) $ (19,153,406)
 Adjustments to reconcile net income (loss)
 to net cash used in operating activities
  Stock for services                                              970,211             -      3,322,436
  Additional stock issued under note conversion                         -             -        354,346
  Option and warrant expense                                            -        58,361      3,530,974
  Change in fair value of derivative liability                    411,623             -        411,623
  Accretion of debt discount on loan payable                       23,188             -         70,988
  Forgiveness of debt                                                   -             -        (75,264)
  Impairment of property and equipment                                  -             -         18,572
  Compensation waived by officers                                       -             -        270,403
  Depreciation expense                                                  -         3,290              -
 Change in:
  Prepaid expenses                                                (40,890)            -        (43,088)
  Accounts payable and accrued expenses                          (368,000)      215,840        904,469
                                                            -------------------------------------------
Net cash used in operating activities                            (207,781)        7,890    (10,387,947)
                                                            -------------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES
 Purchase of property and equipment                                     -             -        (18,572)
                                                            -------------------------------------------
Net cash used in investing activities                                   -             -        (18,572)
                                                            -------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES
 Proceeds from sale of common stock,
 net of offering costs Proceeds                                         -             -      9,370,177

 from issuance of debenture                                       250,000             -        250,000
 Proceeds from issuance of bridge
 notes and other short-term notes payables                              -        47,500        923,000
 Payments on bridge notes and
 other short-term notes payable                                   (43,585)            -       (136,056)
                                                            -------------------------------------------
Net cash provided by financing activities                         206,415        47,500     10,407,121
                                                            -------------------------------------------

Net change in cash                                                 (1,366)       55,390            602

CASH, BEGINNING OF PERIOD                                           1,968           917              -
                                                            -------------------------------------------

CASH, END OF PERIOD                                         $         602  $     56,307  $         602
                                                            ===========================================

NON-CASH TRANSACTIONS
 Conversion of notes and accrued
 interest to common stock                                   $           -  $          -  $     781,033
 Contribution of accrued compensation to
 officers to additional paid in capital                                 -             -         97,500
 Discount on debt                                                 250,000             -        297,800

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


NOTE 2 - LOANS PAYABLE

Edulink borrowed $250,000 in May 2004 through several notes with the same terms. The notes are due in May 2006, carry initial interest of 12%, default interest of 15% and are secured by all assets of Edulink. The notes are convertible at the lower of $.005 or 50% of the average of the three lowest prices during the 20 day period prior to conversion. The lender received two puts (a) the lender cannot receive shares for conversion that would make the lender's ownership of Edulink greater than 19.99% of total shares outstanding of Edulink. If the lender reaches 19.99% ownership of Edulink, the lender can require Edulink to pay 130% of principal and unpaid interest. (b)If a default event occurs, the lender can require Edulink to pay 130% of principal and unpaid interest. In addition to the notes payable, the lender received 750,000 warrants to purchase Edulink's common stock. The warrants have an exercise price of $.005 and expire in May 2009. The convertible notes were determined to have a compound embedded derivative consisting of the conversion option and the puts and the warrants were determined to be freestanding derivatives. See note 3 for details. The derivatives resulted in a discount to the convertible notes carrying amount at inception of the notes. The discount will be amortized over the maturity period of the notes using the effective interest method. The carrying value as of June 30, 2004 was determined as follows:

                                                                 2004
                                                               ---------
   Face value of notes                                         $ 250,000
   Less: discount for derivatives                               (250,000)
   Add: amortization of discount                                  23,188
                                                               ---------
   Carrying value                                              $  23,188
                                                               =========

NOTE 3 - DERIVATIVE INSTRUMENTS

Edulink evaluated the application of SFAS 133 and EITF 00-19 for the convertible debentures and warrants issued in fiscal 2004. Based on the guidance in SFAS 133 and EITF 00-19, Edulink concluded all of these instruments were required to be accounted for as derivatives. SFAS 133 and EITF 00-19 require Edulink bifurcate and separately account for the conversion features and puts of the debentures as embedded derivatives. Pursuant to SFAS 133, Edulink bifurcated the conversion features and puts from the debentures because the economic characteristics and risks of the conversion features and puts were determined to not be clearly and closely related to the economic characteristics and risks of the debentures. In addition, because there was no explicit cap on the amount of shares that might be required to be issued pursuant to the conversion features, Edulink determined that the warrants met the attributes of a liability and therefore recorded the fair value of the conversion features and puts as a compound derivative and the warrants freestanding derivatives. Edulink is required to record the fair value of the derivatives on its balance sheet as liabilities at fair value with changes in the values of these derivatives reflected in the statement of operations as "Gain or loss on derivatives." The impact of the application of SFAS 133 and EITF 00-19 on the balance sheets as of June 30, 2004 and the impact on the statements of operations for the three and six months ended June 30, 2004 are as follows:

                                                May 5, 2004            June 30, 2004            (Gain) Loss
                                                 (inception)
Derivative liability - debentures            $            539,471   $             660,571   $            660,571
Derivative liability - warrants                             1,418                   1,052                  1,052
Discount on debentures                                          -                       -              (250,000)
                                             ---------------------  ----------------------  ---------------------
Total                                                     540,889                 661,623                411,623
                                             =====================  ======================  =====================

Edulink uses the Black-Scholes valuation model for calculation of the value of derivative liabilities. The company uses volatility rates based upon the closing stock price of its common stock, risk free interest rates which are the U.S. Treasury bill rate for securities with a maturity that approximates the estimated expected life of a derivative, closing market prices of common stock on the date of issuance of a derivative or at the end of a quarter when a derivative is valued at fair value. The volatility factor used in the Black-Scholes pricing model has a significant effect on the resulting valuation of the derivative liabilities on the balance sheets. The following table shows the volatility, risk free rate and market price used in the calculation of the Black-Scholes call value for the debentures and warrants at June 30, 2004.

              Volatility     Risk Free          Market Price      Term in Years
                               Rate
Debentures       207%           2.63%           $     0.0004            1.6
Warrants         187%           3.38%           $     0.0004            4.6

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

     The Company raised $10,407,121, net of expenses, as of June 30, 2004, toward the goal of a total of $13.5 million, primarily through the private placement of its common stock.

RESULTS OF OPERATIONS

Three  Months  Ended June 30, 2004 as compared  to Three  Months  Ended June 30,
2003.


                                                FOR THREE MONTHS ENDED JUNE 30,

     Income statement:                             2004               2003
                                              -------------      --------------

     Revenue                                  $          --      $       25,000
     Interest Income                          $          --      $           --
     Software Development Costs               $          --      $           --
     General and Administrative Expenses      $     496,542      $      134,342
     Interest Expense                         $      28,148      $           --
     (Gain) loss on derivatives               $     411,623      $           --
       Total Expenses                         $     936,313      $      134,342

     Net Loss                                 $     (936,313)    $     (109,342)

     Revenue

     EduLink is a development stage enterprise and has spent most of its efforts during the past six years in developing its core technology content management system, initially contemplated to constitute a Smart Schoolhouse web-based software system. The Company has generated only $50,000 in revenues as of June 30, 2004. EduLink's cumulative losses from inception through June 30, 2004 are $ (19,153,406).

     Interest Income

     Interest income remained the same from the same period in 2005.

General and Administrative Expenses

General and administrative expenses increased by $362,200 to $496,542 for the period ended June 30, 2004, as compared to $134,342 for the period ended June 30, 2003. The increase was due to stock issued for services in 2004.

     Liquidity and Capital Resources

     Since 1996, EduLink has financed its working capital needs through capital contributions by stockholders, private placement of common equity and bridge loans. As of June 30, 2004, the Company had $602 in cash. As of December 31, 2003, the Company had $1,968 in cash.

     The Company's current cash resources will not be sufficient to meet it immediate requirements. The Company is not currently generating sufficient revenues to fund its ongoing operations and withouT additional capital the Company will not be able to operate.

     The estimated cost Of EduLink's development program and its projected expenses during the period July 1, 2004 through June 30, 2005 will require $3 million in funds to provide the anticipated cash requirements. Changes in the Company's development program or other changes affecting operating expenses could alter the timing and amount of expenditures and therefore the amount and timing of when the Company will require additional funding. Our independent auditor, Malone & Bailey, PC has expressed substantial doubt as to EduLink's ability to continue as a going concern for the year ended December 31, 2003, based on significant operating losses that EduLink has incurred since inception and the fact that EduLink is currently in default of its bridge notes payable. EduLink currently plans to raise funds through either revenue generated from licensing its software or the private placement of its equity or debt securities, or a combination of both, in order to meet its ongoing cash needs. However, the additional funding the Company requires may not be available on acceptable terms or at all. If the Company cannot obtain adequate funding, it will be required to shutdown operations.

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

Going Concern
--------------

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

     On April 8, 2004, we issued 10,000,000 shares to one investor.

     On May 6, 2004, we issued 114,592,577 shares to two of our officers and directors.

     On May 19, 2004, we issued 34,773,959 shares to our officer and director.

     The shares listed above were issued to the investors and our officers and directors as compensation for services. These shares of our common stock qualified for exemption under Section 4(2) of the Securities Act of 1933 since the issuance shares by us did not involve a public offering. The offering was not a "public offering" as defined in Section 4(2) due to the insubstantial number of persons involved in the deal, size of the offering, manner of the offering and number of shares offered. We did not undertake an offering in which we sold a high number of shares to a high number of investors. In addition, the investors had the necessary investment intent as required by Section 4(2) since they agreed to and received a share certificate bearing a legend stating that such shares are restricted pursuant to Rule 144 of the 1933 Securities Act. This restriction ensures that these shares would not be immediately redistributed into the market and therefore not be part of a "public offering." Based on an analysis of the above factors, we have met the requirements to qualify for exemption under Section 4(2) of the Securities Act of 1933 for this transaction.

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

4.6        Intellectual Property Security Agreement dated August     Icorporated by reference as Exhibit 4.6 to
           18, 2006 by and among the Company and New Millennium      Form 8-K filed on August 21, 2006
           Capital Partners II, LLC, AJW Qualified Partners, LLC,
           AJW Offshore, Ltd. and AJW Partners, LLC

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




                                    EDULINK, INC.

                                    By:  /s/ Aleksandr Shvarts
                                    --------------------------
                                    ALEKSANDR SHVARTS
                                    Chief Executive Officer

                                    Date:    November 1, 2006