Form 10-K
period 2004-12-31
EDULINK INC
filed 2006-11-01
CIK 1023008

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

                                   (Mark One)

|X|  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
     1934

For the fiscal year ended December 31, 2004

|_| TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ___________

Commission File number 000-29953

                                  EDULINK, INC.
             (Exact name of registrant as specified in its charter)

            Nevada                                          95-4562316
 (State or other jurisdiction                            (I.R.S. Employer
  of incorporation or organization)                     Identification No.)


    201 Wilshire Blvd. Second Floor, Santa Monica, California         90401
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

Number of shares of the registrant's common stock outstanding as of October 26, 2006: 1,500,000,000.

                                TABLE OF CONTENTS

Part I
Item 1.   Business.                                                                     3
Item 1A.  Risk Factors                                                                 15
Item 2.   Properties                                                                   19
Item 3.   Legal Proceedings                                                            19
Item 4.   Submission of Matters to a Vote of Security Holders                          19

Part II
Item 5.   Market for Registrant's Common Equity, Related Stockholder Matters
          and issuer Purchases of Equity Securities                                    20
Item 6.   Selected Financial Data                                                      21
Item 7.   Management's Discussion and Analysis of Financial Condition
          and Results of Operations.                                                   21
Item 7A.  Quantitative and Qualitative Disclosures about Market Risk                   26
Item 8.   Financial Statements and Supplementary Data                                  26
Item 9.   Changes in and Disagreements With Accountants on Accounting and
          Financial Disclosure                                                         27
Item 9A.  Controls and Procedures.                                                     27
Item 9B.  Other Information.                                                           27

Part III
Item 10   Directors and Executive Officers of the Registrant                           28
Item 11.  Executive Compensation                                                       30
Item 12.  Security Ownership of Certain Beneficial Owners and Management
          and Related Stockholder Matters                                              32
Item 13.  Certain Relationships and Related Transactions                               32
Item 14.  Principal Accountant Fees and Services                                       33

Part IV
Item 15.  Exhibits, Financial Statement Schedules                                      33

Signatures                                                                             34


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

     The Company originally estimated that it needed a total of approximately $8.5 million to produce, alpha test, beta test and launch the system for the 7th and 8th grades only. The Company subsequently (in August 2001) determined that to successfully launch the system, it was necessary to include curricula for all grades from 3rd through 12th as well as the homeschool market, and the Company therefore also needed to license and make third party content available through its system. The Company estimated that it needed an additional $5 million through June 2002 to complete the modifications required for the system's application for the entire 3rd through 12th grades and to the homeschool market, to license and integrate third party content, to complete production of additional enabling tools, to create proprietary curriculum for two additional grade levels, to launch the system and conduct marketing activities up to the end of the customary school year (i.e., June 2002), and to provide the infrastructure to market and exploit the Company's technologies outside of the grade 3-12 education market. Therefore, having taken into account the revised capital requirements, the Company estimated that it needed to raise a total of $13.5 million, of which it had raised a total of $8,062,578, net of expenses, as of September 30, 2001, primarily through the private placement of its Common Stock. As of December 31, 2001, the Company had raised only $200,000 of the additional $5.5 million in capital it needed, and had not completed the production of additional enabling tools, had not licensed additional third party curriculum content, had not upgraded the technology and had not the completed the infrastructure to exploit its technologies outside of the grade 3-12 education market. And as of December 31, 2003, the Company had raised only an additional $150,000. The Company now estimates that it needs to raise a total of $5 million in capital to upgrade its technology, license and integrate third party content for the 3rd through 12th grades, produce additional enabling tools, conduct marketing activities and launch the system in September 2003 for the education market. The Company intends to raise the additional $5 million in capital it needs to complete those modifications and enabling tools, to integrate third party content and to beta test the system while working with various school districts, school district alliances and/or State Departments of Education. Concurrently, the Company intends to obtain additional content from educational publishers, universities and other content providers and to launch the system upon the start of the next customary school year (i.e., August-September 2005), as well as to create the infrastructure to market and exploit its technology in other markets.

     The Company raised $10,407,121, net of expenses, as of December 31, 2004, toward the goal of a total of $13.5 million, primarily through the private placement of its common stock.

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

Current Status of Our Proposed Services and Products

     Smart Schoolhouse System

     EduLink has conducted alpha tests and now expects to beta test the Smart Schoolhouse system for the 3rd through 12th grades and the home schooling market in Summer of 2005, and to launch the service for the 3rd through 12th grades and the home schooling market in September 2005 following the completion of the beta test and resultant modifications to the system, if any. The launch will incorporate our proprietary 7th and 8th grade curriculum content, as well as other curriculum content licensed from third parties for all grades 3 through 12.

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

Employees

     As of December 31, 2004, EduLink had three employees, Michael Rosenfeld, Dr. Ronald Rescigno and Ian Rescigno. The Company entered into employment agreements with each of the foregoing full-time employees on September 1, 1999, which are more fully described in Item 10.

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

     Since our inception, we have generated no revenues. We do not anticipate generating revenues until our Smart Schoolhouse system is launched, which is currently anticipated to be in September 2005. However, if our Internet educational services are not accepted and adopted by a significant number of school districts and schools we will not generate significant revenues or become profitable. As of December 31, 2004, our accumulated deficit was $18,999,309.

For the fiscal years ended December 31, 1999, 2000, 2001, 2002, 2003 and 2004, the report of our independent certified public accountants contained a going concern qualification. We expect to continue to experience significant operating losses in the future as we continue our development efforts. Our future losses could cause the market value of our common stock to decline.

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

     We currently anticipate that $5 million will be needed to complete modifications to the system for application to the home school market, to license third-party curriculum content, complete the alpha and beta testing of our Smart Schoolhouse system for grades 3 through 12, to complete the development of additional enabling tools, to upgrade our technology, to engage additional managerial, marketing and staff personnel, and carry through the rescheduled September 2005 launch through the spring 2006. Additionally, following the spring 2006, we currently anticipate the need for an additional $5 million per year thereafter to fund continuing operations, upgrade existing content, upgrade technology, and produce and license additional content, beta test and launch additional tools and content for our Smart Schoolhouse system. During the year ended December 31, 2004, we used $208,383 in our operating activities. During the year ended December 31, 2003, we used $86,449 in our operating activities. Changes in our development program or other changes affecting our operating expenses could, however, alter the timing and amount of our expenditures and when we will require additional funding. The additional funding we require may not be available to us on favorable terms or at all. If we cannot obtain adequate funding, we will be required to shut-down our operations.

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

     We are currently developing our Smart Schoolhouse system for the 3rd through 12th grades and the home school market, with initial or "alpha" testing among a limited user group completed as of December 2001. The second or "beta" round of testing among a wider group that includes more "real world" users is now intended to begin in the Summer of 2005 and we expect it to be completed prior to the anticipated September 2005 commercial launch of the 3rd through 12th grade and home school portions of the Smart Schoolhouse system. However, this schedule assumes that the alpha and beta tests do not reveal significant defects or faults in the system. If significant defects or faults are found, EduLink may not be able to meet this schedule, which would delay the commercial launch and therefore delay the generation of revenue. This, in turn, could cause the market value of our common stock to decline.

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

Item 2.      Properties.

     At December 31, 2004 EduLink utilized a portion of the offices used by Michael Rosenfeld at 450 North Roxbury Drive, Suite 602, Beverly Hills, California 90210 as its administrative offices. EduLink also had its production offices located at 5743 Corsa Avenue, Suite 207, Westlake Village, California 91362. EduLink paid $0, $0, $30,491, $62,067, $68,426 and $31,711 in 2004, 2003,
2002, 2001, 2000, and 1999, respectively, to the landlords of the premises, which are not affiliates of EduLink. In January 2002, the lease for the Westlake Village office expired in accordance with its terms, and the Company no longer leases facilities at that location.

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

     The following table sets forth the range of high and low bid prices for our common stock for each quarterly period from January 1, 2002 through December 31, 2004, as reported by brokers and dealers making a market in the capital stock. Such quotations reflect inter-dealer prices without retail markup, markdown or commission, and may not necessarily represent actual transactions:


                                          HIGH            LOW


        Fiscal 2002
        First Quarter                   $  .015.        $  .01.
        Second Quarter                    0.006.          0.0035
        Third Quarter                     0.006           0.0035
        Fourth Quarter                    0.006           0.002

        Fiscal 2003
        First Quarter                   $  .0003         $ .002
        Second Quarter                    0.133           0.004
        Third Quarter                     0.019           0.006
        Fourth Quarter                    0.07            0.006

        Fiscal 2004
        First Quarter                   $  .01           $ .003
        Second Quarter                    0.19            0.001
        Third Quarter                     0.001            0.00
        Fourth Quarter                    0.001            0.00


Holders

     As of January 31, 2005, there were 619 record holders of Edulink's common stock.

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

Item 6.        Selected Financial Data.

Year Ended December 31, 2004 as compared to Year Ended December 31, 2003




                                             For The Years Ended December 31,
          Income statement:                          2004           2003
                                            --------------------------------

Revenue                                      $            --    $     50,000
Interest income                              $            --    $         --
General and administrative expenses          $       993,942    $  2,747,183
Total Operating Expenses                     $       993,942    $  2,765,755
Net loss from operations                     $      (993,942)   $ (2,715,755)

    Basic and diluted loss per share         $          0.00    $       0.00
    Weighted average shares outstanding        1,256,635,402     894,948,681


                                                       As Of December 31,
                                                    2004                2003
                                               ------------------------------
        Balance Sheet Data
        Cash and prepaid assets                $    25,849        $     1,968
        Total assets                                25,849        $     4,166

        Stockholders' equity (deficit)         $(1,401,250)       $(1,145,035)




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

     The Company originally estimated that it needed a total of approximately $8.5 million to produce, alpha test, beta test and launch the system for the 7th and 8th grades only. The Company subsequently (in August 2001) determined that to successfully launch the system, it was necessary to include curricula for all grades from 3rd through 12th as well as the homeschool market, and the Company therefore also needed to license and make third party content available through its system. The Company estimated that it needed an additional $5 million through June 2002 to complete the modifications required for the system's application for the entire 3rd through 12th grades and to the homeschool market, to license and integrate third party content, to complete production of additional enabling tools, to create proprietary curriculum for two additional grade levels, launch the system and conduct marketing activities up to the end of the customary school year (i.e., June 2002), and to provide the infrastructure to market and exploit the Company's technologies outside of the grade 3-12 education market. Therefore, taking into account the revised capital requirements, the Company estimated it needed to raise a total of $13.5 million, of which it had raised a total of $8,062,578, net of expenses, as of September 30, 2001, primarily through the private placement of its Common Stock. As of December 31, 2001, the Company had raised only $200,000 of the additional $5.5 million in capital it needed, and had not completed the modifications required for the production of additional enabling tools, the license of additional third party curriculum content, or the completion of the infrastructure to exploit its technologies outside of the grade 3-12 education market. As of December 31, 2002, the Company had raised only an additional $150,000. The Company now estimates that it needs to raise a total of $5 million in capital to upgrade its technology, license and integrate third party content for the 3rd through 12th grades, produce additional enabling tools, conduct marketing activities and launch the system in September 2005. The Company intends to raise the additional $5 million in capital it needs to complete those modifications and enabling tools and to beta test the system while working with various school districts, school district alliances and/or State Departments of Education. Concurrently, the Company intends to obtain additional content from educational publishers, universities and other content providers and to launch the system upon the start of the next customary school year (i.e., August-September 2005),as well as to create the infrastructure to market and exploit its technology in other markets.

     The Company raised $10,407,121, net of expenses, as of December 31, 2004, toward the goal of a total of $13.5 million, primarily through the private placement of its common stock.

     The Company now expects that expenses (including software development costs and general and administrative costs) will be approximately $5 million per year from April 1, 2005 to March 31, 2006, to license additional third party curriculum content, to produce additional software tools, to alpha test and beta test the content so licensed and the tools so produced, to upgrade technologies, to continue operations, to provide necessary support and maintenance services to licensees, to increase marketing activities for the Smart Schoolhouse system and to continue and increase development, marketing and support activities relating to the Company's technologies for application in markets outside of the 3rd through 12th grade U.S. education market.

Results of Operations

     Year Ended December 31, 2004 as compared to Year Ended December 31, 2003




                                              For The Years Ended December 31,
          Income statement:                        2004                2003
                                           -------------------------------------

     Revenue                                  $        --           $    50,000
     Interest income                          $        --           $        --
     Software development costs               $        --           $        --


     General and administrative expenses      $   993,942           $ 2,747,183
     Impairment                                        --                18,572
     Interest expense                             132,146               355,166
     Forgiveness of debt                               --               (75,264)
     (Gain) loss on derivative                    169,020                    --

              Net loss                        $ 1,295,108           $ 2,995,657

     Revenue

     EduLink is a development stage enterprise and has spent most of its efforts during the past five years in developing its Smart Schoolhouse system web-based software initially for the 7th and 8th grades, and now also for 3rd through 6th and 9th through 12th grades as well as the home-school market, which is intended to be launched upon the start of next customary school year in September 2003 following the completion of the beta test and resultant modifications to the system, if any. Accordingly, EduLink has not generated any substantial revenues to date. EduLink's cumulative losses from inception through December 31, 2004 are $19,244,601.


     General and Administrative Expenses

     General and administrative expenses decreased $1,753,241 for the year ended December 31, 2004 to $993,942 compared with $2,747,183 for the year ended December 31, 2003. The decrease was due to an overall scaling back of our operations.


     Interest Expense

     The Company's interest expense decreased to $132,146 for the year ended December 31, 2004 compared with $355,166 for the year ended December 31, 2003. This decrease was due to additional borrowings in 2003 and the amortization of the discount related to the note payable.

Liquidity and Capital Resources

     Since 1996, EduLink has financed its working capital needs through capital contributions by stockholders, private placement of common equity and bridge loans. As of December 31, 2004, the Company had cash of approximately $0. Cash used in operations was $208,383 for the year ended December 31, 2004, and $10,388,549 from inception through December 31, 2004. Cash used in operations during each of these periods was primarily for expenses related to the design and development of computer software and general and administrative expenses. Since 1996 and through December 31, 2004, the Company has raised $9,370,177, through sales of common stock and approximately $923,000 through bridge loans.

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

Year Ended December 31, 2003 as compared to Year Ended December 31, 2002




                                               For The Years Ended December 31,
          Income statement:                        2003                2002
                                             -----------------------------------

     Revenue                                  $      50,000        $          --
     Interest income                          $          --        $         130
     Software development costs               $          --        $      12,884


     General and administrative expenses      $   2,747,183        $     905,644
     Impairment                                      18,572                   --
     Interest expense                               355,166                   --
     Forgiveness of debt                            (75,264)                  --

              Net loss                        $   2,995,657        $     918,398

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


     Interest Expense

     The Company's interest expense increased to $355,166 for the year ended December 31, 2003 compared with $0 for the year ended December 31, 2002. This increase was due to to loans of $350,000, together with $128,654 in accrued interest, converted into 119,000,000 common shares valued at $833,000. The $354,346 difference was recorded as additional interest expense.


Liquidity and Capital Resources

     Since 1996, EduLink has financed its working capital needs through capital contributions by stockholders, private placement of common equity and bridge loans. As of December 31, 2003, the Company had cash of approximately $1,968. Cash used in operations was $(208,383) for the year ended December 31, 2004, and $(10,388,549) from inception through December 31, 2004. Cash used in operations during each of these periods was primarily for expenses related to the design and development of computer software and general and administrative expenses. Since 1996 and through December 31, 2004, the Company has raised $9,370,177, through sales of common stock, $250,000 through debentures, and $923,000 through bridge loans.

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

Subsequent Financing

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

     As of December 31, 2004, we had total assets of $25,849 and total liabilities of $1,427,099 creating a working capital deficiency of $1,401,250. The Company currently has approximately $25,849 in cash and prepaid assets as of December 31, 2004. We incurred a net loss of $1,295,108 for the fiscal year ended December 31, 2004, and have an accumulated deficit of $19,244,601 at December 31, 2004. Management recognizes that the Company must generate or obtain additional capital to enable it to continue operations.

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

Item 8.  Financial Statements and Supplementary Data.

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM



To the Board of Directors and Stockholders
  Edulink, Inc.
  (A Development Stage Company)
  Santa Monica, California

We have audited the accompanying balance sheets of Edulink, Inc. as of December 31, 2004 and 2003 and the related statements of operations, stockholders' deficit, and cash flows for the years ended December 31, 2004 and 2003 and the period from January 25, 1996 (inception) through December 31, 2004. The financial statements for the period January 25, 1996 (inception) through December 31, 2002, were audited by other auditors whose reports expressed unqualified opinions on those statements. The financial statements for the period January 25, 1996 (inception) through December 31, 2002, include total revenues and net loss of $0 and $14,953,836, respectively. Our opinion on the statements of operations, stockholders' deficit, and cash flows for the period January 25, 1996 (inception) through December 31, 2004, insofar as it relates to amounts for prior periods through December 31, 2002, is based solely on the report of other auditors. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Edulink, Inc. as of December 31, 2004 and 2003 and the results of operations and cash flows for the years ended December 31, 2004 and 2003 and the period from January 25, 1996 (inception) through December 31, 2004, in conformity with accounting principles generally accepted in the United States of America.

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

27 September, 2006

                     SINGER LEWAK GREENBAUM & GOLDSTEIN LLP
             Certified Public Accountants & Management Consultants


                          INDEPENDENT AUDITOR'S REPORT


Board of Directors and Shareholders
EduLink, Inc.,
dba The Learning Priority

We have audited the accompanying statements of operations and cash flows of EduLink, Inc., dba The Learning Priority (a development stage company) for the year ended December 31, 2002, and the statement of stockholders' deficit for the period January 25, 1996 (Inception) to December 31, 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of EduLink, Inc., dba The Learning Priority as of December 31, 2002, and the results of its operations and its cash flows for the year ended December 31, 2002, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. During the years ended December 31, 2002, the Company incurred net losses of $918,398 and had net cash used in operating activities of $442,734. In addition, the Company's accumulated deficit was $14,953,836 as of December 31, 2002. These factors, among others, as discussed in Note 2 to the financial statements, raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.



/s/ SINGER LEWAK GREENBAUM & GOLDSTEIN LLP
-------------------------------------------
SINGER LEWAK GREENBAUM & GOLDSTEIN LLP



Los Angeles, California
March 26, 2003

                                  EDULINK, INC.
                          (a development stage company)
                                  BALANCE SHEETS


                                                                                 December 31,     December 31,
                                                                                     2004             2003
                                                                                  ----------------------------
                                      ASSETS

Current Assets:
Cash                                                                                   $     -          $1,968
Prepaid assets                                                                          25,849               -
                                                                                  ------------    ------------

TOTAL CURRENT ASSETS                                                                    25,849           1,968

Deposits                                                                                     -           2,198
                                                                                  ------------    ------------

TOTAL ASSETS                                                                           $25,849          $4,166
                                                                                  ============    ============


LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities:
Accounts payable and accrued expenses                                                 $568,277        $562,777
Compensation payable                                                                   189,772         404,954
Loan payable, net of unamortized debt discount of $159,952 at December 31, 2004         90,048               -
Loan payable                                                                                 -          12,150
Due to related party                                                                    37,065          68,500
Accrued interest                                                                        22,917             820
Stock payable                                                                          100,000         100,000
Derivative liability                                                                   419,020               -
                                                                                  ------------    ------------

TOTAL CURRENT LIABILITIES                                                            1,427,099       1,149,201
                                                                                  ------------    ------------

Stockholders' Deficit
Common stock, par value $0.001, 1,500,000,000 shares authorized,
1,500,000,000 and 1,093,695,100 shares issued and outstanding                        1,500,001       1,093,695
Additional paid-in capital                                                          16,343,350      15,710,763
Deficit accumulated during the development stage                                   (19,244,601)    (17,949,493)
                                                                                  ------------    ------------

Total Stockholders' Deficit                                                         (1,401,250)     (1,145,035)
                                                                                  ------------    ------------

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                                            $25,849          $4,166
                                                                                  ============    ============


 See accompanying summary of accounting policies and notes to financial statements

                                  EDULINK, INC.
                          (a development stage company)
                            STATEMENTS OF OPERATIONS
    Years Ended December 31, 2004, 2003 and 2002 and the Period from January
                 25, 1996 (Inception) through December 31, 2004

                                                                                                                Inception
                                                                                                                 through
                                                       2004                 2003               2002                2004
                                               ---------------------------------------------------------------------------------
License Fee Income                                  $         -       $     50,000         $        -        $      50,000

Selling, general and administrative                     993,942          2,747,183            905,644           11,618,932
Software developments                                         -                  -             12,884            7,220,268
Impairment of property and equipment                          -             18,572                  -               18,572
Interest expense                                        132,146            355,166                  -              487,312
(Gain) loss on derivatives                              169,020                  -                  -              169,020
Interest income                                               -                  -               (130)            (144,239)
Forgiveness of debt                                           -            (75,264)                 -              (75,264)

                                               ---------------------------------------------------------------------------------
NET LOSS                                           $ (1,295,108)      $ (2,995,657)        $ (918,398)       $ (19,244,601)
                                               =================================================================================

BASIC AND DILUTED LOSS
PER SHARE                                                ($0.00)            ($0.00)            ($0.00)              N/A
WEIGTED-AVERAGE SHARES OUTSTANDING                1,256,635,402        894,948,681        821,695,100               N/A




 See accompanying summary of accounting policies and notes to financial statements

                                  EDULINK, INC.
                          (a development stage company)
                            STATEMENTS OF CASH FLOWS
        Years Ended December 31, 2004, 2003 and 2002 and the Period from
             January 25, 1996 (Inception) through December 31, 2004

                                                                                                    Inception
                                                                                                     through
                                                             2004          2003          2002          2004
                                                         --------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)                                          $(1,295,108)  $(2,995,657)  $ (918,398)  $(19,244,601)
Adjustments to reconcile net income (loss)
 to net cash used in operating activities
Stock for services                                             970,211     2,302,225            -      3,322,436
Additional stock issued under note conversion                        -       354,346            -        354,346
Stock for settlement of dispute                                223,500             -            -        223,500
Option and warrant expense                                           -        82,644      119,524      3,530,974
Change in fair value of derivative liability                   169,020             -            -        169,020
Accretion of debt discount on loan payable                      90,048             -            -        137,848
Forgiveness of debt                                                  -       (75,264)           -        (75,264)
Impairment of property and equipment                                 -        18,572            -         18,572
Compensation waived by officers                                      -             -            -        270,403
Change in:                                                           -             -            -              -
Prepaid expenses                                               (23,651)       25,000        2,545        (25,849)
Accounts payable and accrued expenses                         (342,403)      201,685      353,595        930,066
                                                         --------------------------------------------------------
Net cash used in operating activities                         (208,383)      (86,449)    (442,734)   (10,388,549)
                                                         --------------------------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment                                   -             -            -        (18,572)
                                                         --------------------------------------------------------
Net cash used in investing activities                                -             -            -        (18,572)
                                                         --------------------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sale of common stock, net
 of offering costs                                                   -        17,850            -      9,370,177
Proceeds from issuance of debenture                            250,000             -            -        250,000
Proceeds from issuance of bridge notes and
 other short-term notes pay-ble                                107,500       340,500        923,000
Payments on bridge notes and other
  short-term notes payable                                     (43,585)      (37,850)           -       (136,056)
                                                         --------------------------------------------------------
Net cash provided by financing activities                      206,415        87,500      340,500     10,407,121
                                                         --------------------------------------------------------

Net change in cash                                              (1,968)        1,051     (102,234)             -

CASH, BEGINNING OF PERIOD                                        1,968           917      103,151              -
                                                         --------------------------------------------------------

CASH, END OF PERIOD                                        $         -   $     1,968   $      917   $          -
                                                         ========================================================

NON-CASH TRANSACTIONS
Conversion of notes and accrued interest
 to common stock                                           $         -   $   478,654   $        -   $    781,033
Contribution of accrued compensation to
officers to additional paid-in capital                               -        97,500            -         97,500
Discount on debt                                               250,000             -            -        297,800


 See accompanying summary of accounting policies and notes to financial statements

                                  EDULINK, INC.
                          (a development stage company)
               STATEMENT OF STOCKHOLDERS' DEFICIT January 25, 1996
                      (Inception) through December 31, 2004

                                                                                Shares
                                                                               Committed    Additional
                                                     Common Stock                to be        Paid in       Accumulated
                                                Shares            Par           Issued       Capital         Deficit          Total
                                              --------------------------------------------------------------------------------------
Sale of common stock for cash                     28,302,353  $    28,302    $     -      $ 594,575 -     $       -       $ 622,877
Shares issued to founders                        233,280,000      233,280          -       (233,280)              -               -
Shares issued for services                       101,774,118      101,774          -        (36,774)              -          65,000
Net loss                                                   -            -          -              -        (479,267)       (479,267)
                                              --------------------------------------------------------------------------------------

Balance, December 31, 1996                       363,356,471      363,356          -        324,521        (479,267)        208,610
Sale of common stock for cash                     17,152,942       17,153          -        410,968               -         428,121
Shares issued for conversion of
 notes payable                                     6,003,529        6,004          -        172,375               -         178,379
Shares issued for services                         2,287,058        2,287          -          2,713               -           5,000
Net loss                                                   -            -          -              -      (2,091,226)     (2,091,226)
                                              --------------------------------------------------------------------------------------

Balance, December 31, 1997                       388,800,000      388,800          -        910,577      (2,570,493)     (1,271,116)
Net loss                                                   -            -          -              -      (1,040,237)     (1,040,237)
                                              --------------------------------------------------------------------------------------

Balance, December 31, 1998                       388,800,000      388,800          -        910,577      (3,610,730)     (2,311,353)
Acquisition of URREA Enterprises, Inc.           259,022,500      259,023          -       (259,023)              -               -
Loan from shareholder contributed
 to capital                                                -            -          -        140,403               -         140,403
Common stock subscription received                         -            -    100,000              -               -         100,000
Common stock to be issued for settlement
 of dispute                                                -            -    571,750              -               -         571,750
Compensation waived by officers                            -            -          -        130,000               -         130,000
Net loss                                                   -            -          -              -        (153,956)       (153,956)
                                              --------------------------------------------------------------------------------------

Balance, December 31, 1999                       647,822,500      647,823    671,750        921,957      (3,764,686)     (1,523,156)
Common stock issued                                2,000,000        2,000   (100,000)        98,000               -               -
Sale of common stock for cash                    148,300,000      148,300          -      7,140,450               -       7,288,750
Warrants issued to officers                                -            -          -      3,082,500               -       3,082,500
Options issued to officers                                 -            -          -         87,983               -          87,983
Shares issued for conversion of
 notes payable                                     2,480,000        2,480          -        121,520               -         124,000
Common stock canceled                               (725,000)        (725)         -        (24,275)              -         (25,000)
Common stock subscription received                         -            -    100,000              -               -         100,000
Shares issued for services                           100,000          100     (5,000)         4,900               -               -
Change in settlement of dispute                            -            -   (566,750)             -               -        (566,750)
Net loss                                                   -            -          -              -      (7,426,105)     (7,426,105)
                                              --------------------------------------------------------------------------------------

Balance, December 31, 2000                       799,977,500      799,978    100,000     11,433,035     (11,190,791)      1,142,222
Common stock issued                                2,000,000        2,000   (100,000)        98,000               -               -
Sale of common stock for cash                     14,000,000       14,000          -        686,000               -         700,000
Common stock subscription received                         -            -    100,000              -               -         100,000
Common stock issued on exercise of warrants        5,717,600        5,718          -          6,861               -          12,579
Options issued to officers                                 -            -          -        150,823               -         150,823
Options issued for services                                -            -          -         10,000               -          10,000
Debt discount                                              -            -          -         47,800               -          47,800
Net loss                                                   -            -          -              -      (2,844,647)     (2,844,647)
                                              --------------------------------------------------------------------------------------

Balance, December 31, 2001                       821,695,100      821,696    100,000     12,432,519     (14,035,438)       (681,223)
Warrants issued as interest expense for
 notes payable                                             -            -          -         81,818               -          81,818
Options issued to officers                                 -            -          -         37,706               -          37,706
Compensation waived by officers                            -            -          -         97,500               -          97,500
Net loss                                                   -            -          -              -        (918,398)       (918,398)
                                              --------------------------------------------------------------------------------------

Balance, December 31, 2002                       821,695,100      821,696    100,000     12,649,543     (14,953,836)     (1,382,597)
Common stock issued                                        -            -   (100,000)             -               -        (100,000)
Options issued to officers                                 -            -          -         82,644               -          82,644
Shares issued for services                       150,450,000      150,450          -      2,151,775               -       2,302,225
Shares issued for conversion of notes
 payable and accrued interest                     67,830,000       67,830          -        410,824               -         478,654
Shares issued as additional consideration
 on conversion of notes payable
 and accured interest                             51,170,000       51,170          -        303,176               -         354,346
Common stock issued on exercise of options         2,550,000        2,550          -         15,300               -          17,850
Compensation waived by officers 2003                       -            -          -         97,500               -          97,500
Net loss                                                   -            -          -              -      (2,995,657)     (2,995,657)
                                              --------------------------------------------------------------------------------------

Balance, December 31, 2003                     1,093,695,100    1,093,696          -     15,710,762     (17,949,493)     (1,145,035)
Shares issued for services                       187,366,536      187,367          -        374,844               -         562,211
Common stock issued for settlement
 of dispute                                      218,938,364      218,938          -       (150,257)              -          68,681
Additional compensation owed not
 covered by value of shares issued                         -            -          -        408,000               -         408,000
Net loss                                                   -            -          -              -      (1,295,108)     (1,295,108)
                                              --------------------------------------------------------------------------------------

Balance, December 31, 2004                     1,500,000,000  $ 1,500,001     $    -   $ 16,343,349    $(19,244,601) $   (1,401,251)
                                              ======================================================================================


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

                                        2004             2003            2002
                                    ------------    ------------    ------------
      Net loss as reported          $ (1,295,108)   $(2,995,657)     $(918,398)
      Pro forma net loss            $ (1,295,108)   $(2,995,657)     $(918,398)
      Basic and diluted net loss
        per common share:
        As reported                 $          -    $         -      $       -
        Pro forma                              -              -              -

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

NOTE 2 - GOING CONCERN

As shown in the accompanying financial statements, Edulink incurred recurring net losses of, respectively, has an accumulated deficit of $19,244,601 and a working capital deficit ofDecember 31, 2004. These conditions raise substantial doubt as to Edulink's ability to continue as a going concern. Management is seeking merger candidates. The financial statements do not include any adjustments that might be necessary if Edulink is unable to continue as a going concern.


NOTE 3 - LOANS PAYABLE

Edulink borrowed $100,000 in 2001 and $250,000 in 2002. These loans defaulted in 2002 and were converted in 2003, together with $128,654 in accrued interest, into 119,000,000 common shares valued at $833,000. The additional $354,346 of value was recorded as additional interest expense.

The lender was also assigned an aggregate of 6,000,000 existing warrants to purchase shares of Edulink's common stock at an exercise price of $0.0022 per share.

The proceeds of the $250,000 loan were allocated between the note payable and the warrants based on their relative fair value. The resulting interest is being amortized over the term of the loan.

Edulink borrowed $250,000 in May 2004 through several notes with the same terms. The notes are due in May 2006, carry initial interest of 12%, default interest of 15% and are secured by all assets of Edulink. The notes are convertible at the lower of $.005 or 50% of the average of the three lowest prices during the 20 day period prior to conversion. The lender received two puts (a) the lender cannot receive shares for conversion that would make the lender's ownership of Edulink greater than 19.99% of total shares outstanding of Edulink. If the lender reaches 19.99% ownership of Edulink, the lender can require Edulink to pay 130% of principal and unpaid interest. (b)If a default event occurs, the lender can require Edulink to pay 130% of principal and unpaid interest. In addition to the notes payable, the lender received 750,000 warrants to purchase Edulink's common stock. The warrants have an exercise price of $.005 and expire in May 2009. The convertible notes were determined to have a compound embedded derivative consisting of the conversion option and the puts and the warrants were determined to be freestanding derivatives. See note 5 for details. The derivatives resulted in a discount to the convertible notes carrying amount at inception of the notes. The discount will be amortized over the maturity period of the notes using the effective interest method. The carrying value as of December 31, 2004 was determined as follows:


           Face value of notes                        $ 250,000
           Less: discount for derivatives              (250,000)
           Add: amortization of discount                 90,048
                                                      ---------
           Carrying value                             $  90,048
                                                      =========

NOTE 4 - INCOME TAXES

Income taxes are not due since Edulink has losses since inception. Since inception, Edulink has approximately $9,400,000 in net operating losses, which expire in the years 2019 through 2024.

The components of deferred taxes are as follows:

                                                         2004        2003
                                                     ----------- -----------
         Deferred tax assets
           Net operating loss carryforwards          $ 3,180,000 $ 3,160,000
           Software development costs
             capitalized for tax purposes              2,889,000   2,889,000

           Less:  valuation allowance                 (6,069,000) (6,049,000)
                                                     ----------- -----------
         Net deferred tax assets                     $         0 $         0
                                                     =========== ===========

NOTE 5 - DERIVATIVES

Edulink evaluated the application of SFAS 133 and EITF 00-19 for the convertible debentures and warrants issued in fiscal 2004. Based on the guidance in SFAS 133 and EITF 00-19, Edulink concluded all of these instruments were required to be accounted for as derivatives. SFAS 133 and EITF 00-19 require Edulink bifurcate and separately account for the conversion features and puts of the debentures as embedded derivatives. Pursuant to SFAS 133, Edulink bifurcated the conversion features and puts from the debentures because the economic characteristics and risks of the conversion features and puts were determined to not be clearly and closely related to the economic characteristics and risks of the debentures. In addition, because there was no explicit cap on the amount of shares that might be required to be issued pursuant to the conversion features, Edulink determined that the warrants met the attributes of a liability and therefore recorded the fair value of the conversion features and puts as a compound derivative and the warrants freestanding derivatives. Edulink is required to record the fair value of the derivatives on its balance sheet as liabilities at fair value with changes in the values of these derivatives reflected in the statement of operations as "Gain or loss on derivatives." The impact of the application of SFAS 133 and EITF 00-19 on the balance sheets as of December 31, 2004 and the impact on the statements of operations for the year ended December 31, 2004 are as follows:

                                                      Date of issue             December 31,              (Gain)
                                                       May 5, 2004                 2004                    Loss
Derivative liability debentures                     $             539,470   $             418,829   $            168,829
Derivative liability - warrants                                     1,418                     191                    191
                                                    ----------------------  ----------------------  ---------------------
Total                                               $             540,888   $             419,020   $            169,020(a)
                                                    ======================  ======================  =====================

(a) the first $250,000 of derivatives was a discount to the note payable therefore reducing the total derivative loss through December 31, 2004.

Edulink uses the Black-Scholes valuation model for calculation of the value of derivative liabilities. The company uses volatility rates based upon the closing stock price of its common stock, risk free interest rates which are the U.S. Treasury bill rate for securities with a maturity that approximates the estimated expected life of a derivative, closing market prices of common stock on the date of issuance of a derivative or at the end of a quarter when a derivative is valued at fair value. The volatility factor used in the Black-Scholes pricing model has a significant effect on the resulting valuation of the derivative liabilities on the balance sheets. The following table shows the volatility, risk free rate and market price used in the calculation of the Black-Scholes call value for the debentures and warrants at issuance date and for the period from derivative inception to December 31, 2004.

                           Issue Date     Volatility   Risk Free Rate       Market Price     Term in Years
At Issuance date for:
Debentures                   5/4/2004           196%           2.34%        $      0.002                 2
Warrants                     5/4/2004           185%           3.71%        $      0.002                 5

Prices and average rates at
 2 2005 2005
December 31, 2004                               196%           3.36%        $      0.000

NOTE 6 - COMMON STOCK

Since inception, Edulink issued the following shares valued at the market prices shown as representing fair value on the dates issued:

  1996     233,280,000 shares    - to founders                  $.000  per share
           101,774,118           - for services                  .001
            28,302,353           - for cash                      .022
  1997      17,152,942           - for cash                      .025
             2,287,058           - for services                  .002
             6,003,529           - for note conversion           .030
  1999     259,022,500           - reverse merger                   -
  2000     150,300,000           - for cash                      .049
               100,000           - for services                  .050
             2,480,000           - for note conversion           .050
            (  725,000)          - stock canceled                   -
  2001      14,000,000           - for cash                      .050
             2,000,000           - for cash                      .050
             5,717,600           - for options exercise          .002
  2003       2,550,000           - for options exercise          .007
           150,450,000           - for services                  .010
           119,000,000           - for note conversion           .007
  2004     187,366,536           - for services                  .006
           218,938,364           - settlement of lawsuit         .0003
         -------------
         1,500,000,000 total shares issued through December 31, 2004
         =============

An additional 516,061,636 shares is payable for a lawsuit judgment entered in 2004 for which additional shares haven't been authorized for issuance. This amount is valued at $154,819 and is included in compensation payable.

NOTE 7 - STOCK OPTIONS AND WARRANTS

Common Stock Warrants

No warrants were issued, expired or exercised, during the years ended December 31, 2002 and 2003.

During the year ended December 31, 2004, 1,143,529 warrants were canceled. 750,000 warrants were issued during the year ended December 31, 2004. No warrants were exercised during the year ended December 31, 2004.

Summary information regarding warrants is as follows:

                                                                  Warrants
                                                                 ----------
Outstanding at December 31, 2001                                227,388,538

Year ended: December 31, 2002
     No activity
                                                                 ----------
Outstanding at December 31, 2002                                227,388,538

Year ended: December 31, 2003
     No activity
                                                                 ----------
Outstanding at December 31, 2003                                227,388,538

Year ended: December 31, 2004
     Granted                                                        750,000
     Canceled                                                    (1,143,529)
                                                                 ----------
Outstanding at December 31, 2004                                226,995,009
                                                                 ==========

Warrants outstanding and exercisable as of December 31, 2004:



                                                             Weighted-
                                             Weighted-       Average
                                             Average         Exercise
Exercise        Stock          Stock        Remaining        Price of
 Price         Warrants       Warrants    Contractual and    Warrants
Exercisable   Outstanding    Exercisable       Life         Outstanding
-----------------------------------------------------------------------

$0.0022     179,646,185     166,373,069      .25 years     $0.0022
$0.0350      46,598,824      46,598,824      .06 years     $0.0350
$0.0050         750,000         750,000     4.40 years     $0.0050
           -------------   -------------
            226,995,009     213,721,893
           =============   =============

Options

No options were granted, expired or exercised, during the year ended December 31, 2002.

During the year ended December 31, 2003, 2,550,000 options were granted and exercised. No options expired during the year ended December 31, 2003.

No options were granted, expired or exercised, during the year ended December 31, 2004.

Summary information regarding options is as follows:

                                                                      Options
                                                                    ----------
Outstanding at Decemeber 31, 2001                                   4,000,000
Year ended: Decemeber 31, 2002
     No activity
                                                                    ----------
Outstanding at Decemeber 31, 2002                                   4,000,000

Year ended: Decemeber 31, 2003
     Granted                                                        2,550,000
     Exercised                                                      2,550,000
                                                                    ---------
Outstanding at Decemeber 31, 2003                                   4,000,000

Year ended: Decemeber 31, 2004
     No activity
                                                                    ---------
Outstanding at Decemeber 31, 2004                                   4,000,000
                                                                    =========

Options outstanding and exercisable as of December 31, 2004:

                                                          Weighted-
                                                           Average
                                                          Exercise
                                           Weighted-      Price of
                                           Average         Options
Exercise       Stock          Stock       Remaining      Outstanding
 Price        Options        Options     Contractual        and
Exercisable  Outstanding    Exercisable     Life         Exercisable
-----------------------------------------------------------------------

$0.0250       3,000,000       3,000,000     2.88 years     $0.0250
$0.2500       1,000,000       1,000,000     2.67 years     $0.2500
           -------------   -------------
              4,000,000       4,000,000
           =============   =============

Compensation expense for 2004, 2003 and 2002 was $0, $82,644 and $37,706, respectively.



NOTE 8 - DEBT FORGIVENESS

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


NOTE 9 - SUMMARIZED QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

Summary data relating to the results of operations for each quarter of the year ended December 31, 2004 is as follows:


                                                                           Three Months Ended
                                                     March 31,         June 30,         September 30,       December 31,
                                                      2004               2004              2004                  2004
                                                    ----------         ----------       ----------          -----------
Selling, general
   and administrative                               $  267,600         $  496,542       $    1,000          $   228,800
Interest expense                                             0             28,148           48,587               55,411
(Gain) loss on
   derivatives                                               0            411,623         (226,300)             (16,303)
                                                    ----------         ----------       ----------          -----------
Net income (loss)                                   $ (267,600)        $ (936,313)      $  176,713          $  (267,908)
                                                    ==========         ==========       ==========          ===========
Basic and diluted loss
   per share                                            ($0.00)            ($0.00)          ($0.00)              ($0.00)
Weighted average shares
   outstanding                                   1,115,431,364      1,216,124,748    1,281,061,636        1,411,948,701

NOTE 10 - COMMITMENTS AND CONTINGENCIES

Lease

The Company co-leased its facility under an operating lease agreement with an unrelated third party, which expired in November 2002, but was extended on a month to month basis through December 31, 2002. Rent expense was $30,491 for the year ended December 31, 2002.

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

In May 2004, the employment contracts with the President and Senior Vice President were terminated and in September 2004 the employment contract with the Chief Executive Officer was terminated. During the year ended December 31, 2004, $90,000 in salaries were accrued.

NOTE 11 - SUBSEQUENT EVENTS (Unaudited)

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

Item 9. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure.

     Effective August 19, 2004, Edulink, Inc. (the "Registrant") dismissed Singer Lewak Greenbaum & Goldstein LLP ("Singer") which audited the Registrant's financial statements for the fiscal years ended December 31, 2002 and 2001, with Malone & Bailey PC ("Malone & Bailey") to act as the Registrant's independent registered accountants. The reports of Singer for these fiscal years did not contain an adverse opinion, or disclaimer of opinion and were not qualified or modified as to audit scope or accounting principles except as described herein. The report of Singer for these fiscal years was qualified with respect to uncertainty as to the Registrant's ability to continue as a going concern. During the Registrant's two most recent fiscal years and the period from the end of the most recently completed fiscal year through August 19, 2004, the date of dismissal, there were no disagreements with Singer on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedures, which disagreements, if not resolved to the satisfaction of Singer would have caused it to make reference to such disagreements in its reports.

     The Registrant's financial statements for the year ended December 31, 2003 were audited and the quarters ended March 31, 2004, June 30, 2004, and September 30, 2004, will be reviewed by Malone & Bailey; Singer was not involved in any way with the audit of the financial statements for the year ended December 31, 2003 or the review of the unaudited financial statements for the quarters ended March 31, 2004, June 30, 2004, and September 30, 2004. The Registrant has authorized Singer to discuss any matter relating to the Registrant and its operations with Malone & Bailey.

     The change in the Registrant's auditors was recommended and approved by the board of directors of the Registrant since the Registrant does not have an audit committee.

     During the two most recent fiscal years and subsequent interim periods, the Registrant did not consult with Malone & Bailey, regarding the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on the Registrant's financial statements, or any matter that was the subject of a disagreement or a reportable event as defined in the regulations of the Securities and Exchange Commission.

     Singer will be given the opportunity to review the disclosures contained in this Form10-K. The Registrant will advise Singer that it has the opportunity to furnish the Registrant with a letter addressed to the Securities and Exchange Commission concerning any new information, clarifying the Registrant's disclosures herein or stating any reason why Singer does not agree with any statements made by the Registrant in this report.

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

         None.

                                    PART III

Item 10  Directors and Executive Officers of the Registrant.

Directors and Executive Officers of the Registrant

     Information regarding our directors and executive officers as of March 26, 2003 is set forth below. Each officer's term of office will expire at the first Board of Directors meeting held after our next annual meeting of stockholders. There is no arrangement or understanding between any of the executive officers or any other person pursuant to which such executive officer was selected for the office held. Ronald Rescigno, Co-chair of the Board of Directors and President of EduLink, is the father of Ian Rescigno, EduLink's Senior Vice-President - Operations. The following table sets forth information regarding EduLink's directors and executive officers:

           NAME                AGE      POSITION
           ----                ---      --------
      Michael Rosenfeld        63      Co-Chairman of the Board of Directors and
                                       Chief Executive Officer

      Ronald Rescigno          70      Co-Chairman of the Board of Directors and
                                       President
      Dorothy Tucker           55      Senior Vice President - Operations
      Shawn Gross              33      Director

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

         None.

Family Relationships

         None.

Board Committees

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

Code of Ethics
--------------

     We have not adopted a Code of Ethics.

Item 11. Executive Compensation.

Compensation of Executive Officers

     The following summary compensation table sets forth all compensation awarded to, earned by, or paid to the named executive officers paid by us during the fiscal years ended December 31, 2004, 2003 and 2002 in all capacities for the accounts of our executives, including the Chief Executive Officer (CEO) and Chief Financial Officer (CFO):

                           SUMMARY COMPENSATION TABLE


                                          ANNUAL COMPENSATION                              LONG-TERM COMPENSATION
                                    --------------------------------                --------------------------------------
                                                                                       AWARDS     PAYOUTS
                                                                                    -----------------------
NAME AND PRINCIPAL POSITION   YEAR   SALARY  BONUS   OTHER ANNUAL     RESTRICTED     SECURITIES    LTIP      ALL OTHER
                                     -------                                         UNDERLYING
                                      ($)                               STOCK         OPTIONS/
                                                     COMPENSATION      AWARD(S)         SARS      PAYOUTS  COMPENSATION
                                    -         ($)        ($)             ($)            (#)         ($)         ($)
                             ---------------------------------------------------------------------------------------------
Ronald Rescigno (1)            2004 $      0      0               0$         90,000          --         --              --
President, Co-Chairman
                               2003 $      0      0               0$                         --         --              --
                               2002 $ 37,500      0               0$              0          --         --              --
Michael Rosenfeld(1)
Chief Executive Officer        2004 $      0      0               0      208,643.75          --         --              --
                               2003 $      0      0               0         200,000          --         --              --
                               2002 $ 37,500      0               0               0          --         --              --
Ian Rescigno (1)
Senior Vice President of
Operations                     2004 $      0      0               0      597,555.46          --         --              --
                               2003 $      0      0               0               0          --         --              --
                               2002 $ 22,500      0               0               0          --         --
----------------

((1) The indicated Officer agreed to waive compensation for the three month period April 1, 2002 through June 30, 2002, and to defer any compensation for the six month period July 1, 2002, through December 31, 2002.

Option Grants Table. There were no individual grants of stock options to purchase our common stock made to the named executive officers named in the Summary Compensation Table during the fiscal year ended December 31, 2003, and the subsequent period up to the date of the filing of this Prospectus.

Aggregated Option Exercises and Fiscal Year-End Option Value Table. There were no stock options exercised during fiscal year ending December 31, 2004, by the executive officers named in the Summary Compensation Table.

Long-Term Incentive Plan ("LTIP") Awards Table. There were no awards made to a named executive officer in the last completed fiscal year under any LTIP Stock Options Granted In Last Fiscal Year

     During the fiscal years ended December 31, 2004, 2003, and 2002, the Company did not grant any options to its Chief Executive Officer or any other officer or director.

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
DIRECTORS AS A GROUP (5 PERSONS)

(1) Calculated on the basis of 1,281,061,636 shares of common stock issued and outstanding on May 19, 2005. For purposes of this table, a person or group of persons is deemed to have "beneficial ownership" of any shares which such person has the right to acquire within 60 days after the date of this filing. For purposes of computing the percentage of outstanding shares held by each person or group of persons named above on the date of this filing, any security which such person or group of persons has the right to acquire within 60 days after such date is deemed to be outstanding for the purpose of computing the percentage ownership for such person or persons, but is not deemed to be outstanding for the purpose of computing the percentage ownership of any other person.

(2) Address is c/o EduLink, Inc., 201 Wilshire Boulevard, Second Floor, Santa Monica, CA 90401.

(3) Includes 31,456,309 shares issuable upon exercise of warrants, at an exercise price of $.0022 per share, which expire on August 14, 2004, and further includes 3,317,650 shares issuable upon exercise of warrants,at an exercise price of $.0022 per share, which expire on June 7, 2007.

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

     EduLink utilizes a portion of Mr. Rosenfeld's offices. EduLink paid $0, $0, $30,491, $40,963, $37,335 and $31,711 in 2004, 2003, 2002, 2001, 2000, and 1999,
respectively, to the landlord of the premises, which is not an affiliate of EduLink.

Item 14.  Principal Accountant Fees and Services.

Audit Fees
----------

     For our fiscal year ended December 31, 2004, we were billed approximately $19,000 for professional services rendered for the audit and reviews of our financial statements. For our fiscal year ended December 31, 2003, we were billed approximately $19,000 for professional services rendered for the audit and reviews of our financial statements.

Tax Fees
--------

     For the Company's fiscal year ended December 31, 2004 and December 31, 2003, we were not billed for professional services rendered for tax compliance, tax advice, and tax planning.

All Other Fees
--------------

     The Company did not incur any other fees related to services rendered by our principal accountant for the fiscal year ended December 31, 2004 and December 31, 2003.


Item 15.  Exhibits.

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

                                       34