Form 10-Q
period 2005-03-31
EDULINK INC
filed 2006-11-01
CIK 1023008

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                                   (Mark One)

|X| QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005

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

                                 |X| Yes |_| No

As of March 31, 2005 there were 1,500,000,000 outstanding shares of the Registrant's Common Stock, $0.001 par value.

                                  EDULINK, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                                TABLE OF CONTENTS


PART I - FINANCIAL INFORMATION                                                1

     Item 1. Financial Statements                                             1

     Item 2. Management's Discussion and Analysis of
             Financial Condition and Results of Operation                     5

     Item 3. Quantitative and Qualitative Disclosures About Market Risk      10

     Item 4. Controls and Procedures                                         10

PART II - OTHER INFORMATION                                                  11

     Item 1. Legal Proceedings                                               11

     Item 1A. Risk Factors                                                   11

     Item 2. Unregistered Sales of Equity Securities and Use of Proceeds     11

     Item 3. Defaults Upon Senior Securities                                 11

     Item 4. Submission of Matters to a Vote of Security Holders             11

     Item 5. Other Information                                               11

     Item 6. Exhibits                                                        11

SIGNATURES                                                                   13

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

                         PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

                                EDULINK, INC.
                        (a development stage company)
                               BALANCE SHEETS
                                 (unaudited)

                                                                                              March 31,     December 31,
                                                                                                2005            2004
                                                                                           -------------------------------
                                   ASSETS

Current Assets:
Prepaid assets                                                                                    $ 18,452       $ 25,849
                                                                                           -------------------------------

TOTAL ASSETS                                                                                      $ 18,452       $ 25,849
                                                                                           ===============================


                    LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities:
Accounts payable and accrued expenses                                                             $569,277       $568,277
Compensation payable                                                                               189,772        189,772
Loan payable, net of unamortized debt discount of $127,990 and $159,952, respectively              122,010         90,048
Due to related party                                                                                37,065         37,065
Accrued interest                                                                                    37,917         22,917
Stock payable                                                                                      100,000        100,000
Derivative liability                                                                               723,540        419,020
                                                                                           -------------------------------

TOTAL CURRENT LIABILITIES                                                                        1,779,581      1,427,099
                                                                                           -------------------------------

Stockholders' Deficit
Common stock, par value $0.001, 1,500,000,000 shares authorized,
           1,500,000,000 shares issued and outstanding                                           1,500,001      1,500,001
Additional paid-in capital                                                                      16,343,350     16,343,350
Deficit accumulated during the development stage                                               (19,604,480)   (19,244,601)
                                                                                           -------------------------------

Total Stockholders' Deficit                                                                     (1,761,129)    (1,401,250)
                                                                                           -------------------------------

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                                                       $ 18,452       $ 25,849
                                                                                           ===============================


                                  EDULINK, INC.
                          (a development stage company)
                            STATEMENTS OF OPERATIONS
         Three Months ended March 31, 2005 and 2004 and the Period from
                 January 25, 1996 (Inception) to March 31, 2005
                                   (unaudited)

                                                                 Three Months         Three Months          Inception
                                                                    Ended                Ended               through
                                                                  March 31,            March 31,            March 31,
                                                                     2005                 2004                 2005
                                                             ---------------------------------------------------------------
License Fee Income                                                            $ -                  $ -             $ 50,000


Selling, general and administrative                                         1,000              267,600           18,840,200
Impairment of property and equipment                                            -                    -               18,572
Interest expense                                                           54,359                    -              541,671
(Gain) loss on derivatives                                                304,520                    -              473,540
Interest income                                                                 -                    -             (144,239)
Forgiveness of debt                                                             -                    -              (75,264)

                                                             ---------------------------------------------------------------
NET INCOME (LOSS)                                                      $ (359,879)          $ (267,600)        $(19,604,480)
                                                             ===============================================================

BASIC AND DILUTED INCOME (LOSS)
PER SHARE                                                                 $ (0.00)             $ (0.00)             N/A
WEIGHTED-AVERAGE SHARES OUTSTANDING                                 1,500,000,000        1,115,431,364              N/A

                                  EDULINK, INC.
                          (a development stage company)
                            STATEMENTS OF CASH FLOWS
               Three Months ended March 31, 2005 and 2004 and the
           Period from January 25, 1996 (Inception) to March 31, 2005
                                   (unaudited)

                                                 Three Months  Three Months    Inception
                                                     Ended         Ended        through
                                                   March 31,     March 31,     March 31,
                                                     2005          2004           2005
--------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)                                   $ (359,879)   $ (267,600)  $(19,604,480)
Adjustments to reconcile net income (loss)
 to net cash used in operating activities
Stock for services                                           -       199,100      3,322,436
Additional stock issued under note conversion                -             -        354,346
Stock for settlement of dispute                              -             -        223,500
Option and warrant expense                                   -             -      3,530,974
Change in fair value of derivative liability           304,520             -        473,540
Accretion of debt discount on loan payable              31,962             -        169,810
Forgiveness of debt                                          -             -        (75,264)
Impairment of property and equipment                         -             -         18,572
Compensation waived by officers                              -             -        270,403
Change in:
Prepaid expenses                                         7,397             -        (18,452)
Accounts payable and accrued expenses                   16,000        68,500        946,066
                                                 -------------------------------------------
Net cash used in operating activities                        -             -    (10,388,549)
--------------------------------------------------------------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment                           -             -        (18,572)
                                                 -------------------------------------------
Net cash used in investing activities                        -             -        (18,572)
--------------------------------------------------------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sale of common stock, net
 of offering costs                                           -             -      9,370,177
Proceeds from issuance of debenture                          -             -        250,000
Proceeds from issuance of bridge notes
 and other short-term notes payable                          -        923,000
Payments on bridge notes and other
 short-term notes payable                                    -             -       (136,056)
                                                 -------------------------------------------
Net cash provided by financing activities                    -             -     10,407,121
                                                 -------------------------------------------

Net change in cash                                           -             -              -

CASH, BEGINNING OF PERIOD                                    -         1,968              -
                                                 -------------------------------------------

CASH, END OF PERIOD                                        $ -       $ 1,968            $ -
                                                 ===========================================

NON-CASH TRANSACTIONS
Conversion of notes and accrued interest
 to common stock                                           $ -           $ -      $ 781,033
Contribution of accrued compensation to officers
 to additional paid in capital                               -             -         97,500
Discount on debt                                             -             -        297,800

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


NOTE 2 - LOANS PAYABLE

Edulink borrowed $250,000 in May 2004 through several notes with the same terms. The notes are due in May 2006, carry initial interest of 12%, default interest of 15% and are secured by all assets of Edulink. The notes are convertible at the lower of $.005 or 50% of the average of the three lowest prices during the 20 day period prior to conversion. The lender received two puts (a) the lender cannot receive shares for conversion that would make the lender's ownership of Edulink greater than 19.99% of total shares outstanding of Edulink. If the lender reaches 19.99% ownership of Edulink, the lender can require Edulink to pay 130% of principal and unpaid interest. (b)If a default event occurs, the lender can require Edulink to pay 130% of principal and unpaid interest. In addition to the notes payable, the lender received 750,000 warrants to purchase Edulink's common stock. The warrants have an exercise price of $.005 and expire in May 2009. The convertible notes were determined to have a compound embedded derivative consisting of the conversion option and the puts and the warrants were determined to be freestanding derivatives. See note 3 for details. The derivatives resulted in a discount to the convertible notes carrying amount at inception of the notes. The discount will be amortized over the maturity period of the notes using the effective interest method. The carrying value as of March 31, 2005 and December 31, 2004 was determined as follows:

                                                    2005              2004
                                                  ---------          ---------
      Face value of notes                         $ 250,000          $ 250,000
      Less: discount for derivatives               (250,000)          (250,000)
      Add: amortization of discount                 122,010             90,048
                                                  ---------          ---------
      Carrying value                              $ 122,010          $  90,048
                                                  =========          =========

NOTE 3 - DERIVATIVE INSTRUMENTS

Edulink evaluated the application of SFAS 133 and EITF 00-19 for the convertible debentures and warrants issued in fiscal 2004. Based on the guidance in SFAS 133 and EITF 00-19, Edulink concluded all of these instruments were required to be accounted for as derivatives. SFAS 133 and EITF 00-19 require Edulink bifurcate and separately account for the conversion features and puts of the debentures as embedded derivatives. Pursuant to SFAS 133, Edulink bifurcated the conversion features and puts from the debentures because the economic characteristics and risks of the conversion features and puts were determined to not be clearly and closely related to the economic characteristics and risks of the debentures. In addition, because there was no explicit cap on the amount of shares that might be required to be issued pursuant to the conversion features, Edulink determined that the warrants met the attributes of a liability and therefore recorded the fair value of the conversion features and puts as a compound derivative and the warrants freestanding derivatives. Edulink is required to record the fair value of the derivatives on its balance sheet as liabilities at fair value with changes in the values of these derivatives reflected in the statement of operations as "Gain or loss on derivatives." The impact of the application of SFAS 133 and EITF 00-19 on the balance sheets as of March 31, 2005 and December 31, 2004 and the impact on the statements of operations for the three months ended March 31, 2005 are as follows:

                                                         December 31,             March 31,                (Gain)
                                                             2004                   2005                    Loss
Derivative liability - debentures                    $            418,829   $             723,213   $            304,384
Derivative liability - warrants                                       191                     327                    136
                                                     ---------------------  ----------------------  ---------------------
Total                                                $            419,020   $             723,540   $            304,520
                                                     =====================  ======================  =====================

Edulink uses the Black-Scholes valuation model for calculation of the value of derivative liabilities. The company uses volatility rates based upon the closing stock price of its common stock, risk free interest rates which are the U.S. Treasury bill rate for securities with a maturity that approximates the estimated expected life of a derivative, closing market prices of common stock on the date of issuance of a derivative or at the end of a quarter when a derivative is valued at fair value. The volatility factor used in the Black-Scholes pricing model has a significant effect on the resulting valuation of the derivative liabilities on the balance sheets. The following table shows the volatility, risk free rate and market price used in the calculation of the Black-Scholes call value for the debentures and warrants at March 31, 2005.


                                   Risk Free                      Term in Years
                  Volatility         Rate         Market Price
Debentures            213%          3.35%         $   0.0005            1.1
Warrants              195%          4.18%         $   0.0005            4.1

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

     Company has raised no additional funds. As of March 31, 2005, the Company had raised a total of $10,200,706 from inception.

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

RESULTS OF OPERATIONS

Three Months Ended March 31, 2005 as compared to Three Months Ended March 31,
2004


FOR THREE MONTHS ENDED
                                                        March 31,
         Income statement:                       2005               2004
                                              -----------        ---------

         Revenue                              $        --        $      --
         Interest Income                      $        --        $      --
         Interest expense                     $    54,359        $      --
         General and Administrative Expenses  $     1,000        $ 267,600
         (Gain) loss on derivatives           $   304,520        $      --
         Total Expenses                       $   359,897        $ 267,600

         Net Loss                             $  (359,897)       $(267,600)

         Revenue

     EduLink is a development stage enterprise and has spent most of its efforts during the past six years in developing its core technology content management system, initially contemplated to constitute a Smart Schoolhouse web-based software system. The Company had not generated no significant revenue from inception through March 31, 2005; and has generated only $50,000 in revenues as of March 31, 2005. EduLink's cumulative losses from inception through March 31, 2004 are $ (19,604,480).

     Interest Income

     Interest income remained the same from the same period in 2004.

     General and Administrative Expenses

     General and administrative expenses decreased by $266,600 to $1,000 for the quarter ended March 31, 2005 compared with $267,600 for the quarter ended March 31, 2004. The main reasons for the variance were a scaling back of the Company's operations.

     Liquidity and Capital Resources

     Since 1996, EduLink has financed its working capital needs through capital contributions by stockholders, private placement of common equity and bridge loans. As of March 31, 2004, the had cash of approximately $1,968. As of March 31, 2005, the Company had $0 cash. Cash used in operations during each of these periods was primarily for expenses related to the design and development of computer software and general and administrative expenses. Since 1996 and through December 31, 2003, the Company has raised $9,370,177 through sales of common stock and approximately $923,000 through bridge loans. As of March 31, 2005, the Company had raised a total of 10,407,121 from financing activities. $9,370,177 was raised through the issuance of common stock and 923,000 was raised via bridge notes.

     The Company's current cash resources will not be sufficient to meet its immediate requirements. The Company is not currently generating sufficient revenues to fund its ongoing operations and without additional capital the Company will not be able to operate.

     As indicated above under the caption "Overview," the estimated cost of EduLink's development program and its projected expenses during the period April 1, 2005 through March 31, 2006 will require $3 million in funds to provide the anticipated cash requirements. Changes in the Company's development program or other changes affecting operating expenses could alter the timing and amount of expenditures and therefore the amount and timing of when the Company will require additional funding. Our independent auditor, Malone & Bailey, PC, has expressed substantial doubt as to EduLink's ability to continue as a going concern for the year ended December 31, 2004, based on significant operating losses that EduLink has incurred since inception and the fact that EduLink is currently in default of its bridge notes payable. EduLink currently plans to raise funds through either revenue generated from licensing its software or the private placement of its equity or debt securities, or a combination of both, in order to meet its ongoing cash needs. However, the additional funding the Company requires may not be available on acceptable terms or at all. If the Company cannot obtain adequate funding, it will be required to shutdown operations.

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

                              By: /s/ Aleksandr Shvarts
                              -------------------------
                              ALEKSANDR SHVARTS
                              Chief Executive Officer

                              Date:    November 1, 2006