Form 10-Q
period 2005-06-30
EDULINK INC
filed 2006-11-01
CIK 1023008

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                                   (Mark One)

|X| QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2005

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

|X| Yes |_| No

As of June 30, 2005, there were 1,500,000,000 outstanding shares of the Registrant's Common Stock, $0.001 par value.




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

                         PART I - FINANCIAL INFORMATION

Item 1.     Financial Statements.

                                EDULINK, INC.
                        (a development stage company)
                               BALANCE SHEETS
                                 (unaudited)


                                                                                             June 30,      December 31,
                                                                                               2005            2004
                                                                                          -------------------------------
                                     ASSETS

Current Assets:
Prepaid assets                                                                            $       10,973   $       25,849
                                                                                          -------------------------------

TOTAL ASSETS                                                                              $       10,973   $      25,849
                                                                                          ===============================


                    LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities:
Accounts payable and accrued expenses                                                     $       570,277  $     568,277
Compensation payable                                                                              189,772        189,772
Loan payable, net of unamortized debt discount of $96,968 and $159,952, respectively              153,032         90,048
Due to related party                                                                               37,065         37,065
Accrued interest                                                                                   52,917         22,917
Stock payable                                                                                     100,000        100,000
Derivative liability                                                                            1,018,138        419,020
                                                                                          -------------------------------

TOTAL CURRENT LIABILITIES                                                                       2,121,201      1,427,099
                                                                                          -------------------------------

Stockholders' Deficit
Common stock, par value $0.001, 1,500,000,000 shares authorized,
           1,500,000,000 shares issued and outstanding                                          1,500,001      1,500,001
Additional paid-in capital                                                                     16,343,350     16,343,350
Deficit accumulated during the development stage                                              (19,953,579)   (19,244,601)
                                                                                          -------------------------------

Total Stockholders' Deficit                                                                    (2,110,228)    (1,401,250)
                                                                                          -------------------------------

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                                               $        10,973  $      25,849
                                                                                          ===============================


                                  EDULINK, INC.
                          (a development stage company)
                            STATEMENTS OF OPERATIONS
      Three and Six Months ended June 30, 2005 and 2004 and the Period from
                  January 25, 1996 (Inception) to June 30, 2005
                                   (unaudited)

                                               Three Months    Three Months    Six Months      Six Months      Inception
                                                   Ended          Ended           Ended          Ended          through
                                                 June 30,        June 30,       June 30,        June 30,       June 30,
                                                   2005            2004           2005            2004           2005
                                              ------------------------------------------------------------------------------
License Fee Income                            $             -  $           -   $           -  $           -    $     50,000

Selling, general and administrative                     1,000        496,542           2,000        764,142      18,841,200
Impairment of property and equipment                        -              -               -              -          18,572
Interest expense                                       53,501         28,148         107,860         28,148         595,172
(Gain) loss on derivatives                            294,598        411,623         599,118        411,623         768,138
Interest income                                             -              -               -              -        (144,239)
Forgiveness of debt                                         -              -               -              -         (75,264)

                                              ------------------------------------------------------------------------------
NET INCOME (LOSS)                             $      (349,099) $    (936,313)  $    (708,978) $  (1,203,913)   $(19,953,579)
                                              ==============================================================================

BASIC AND DILUTED INCOME (LOSS)
PER SHARE                                     $        (0.00)  $       (0.00)  $       (0.00) $       (0.00)      N/A
WEIGHTED-AVERAGE SHARES OUTSTANDING             1,500,000,000  1,216,124,748   1,500,000,000  1,165,778,056       N/A


                                  EDULINK, INC.
                          (a development stage company)
                            STATEMENTS OF CASH FLOWS
                 Six Months ended June 30, 2005 and 2004 and the
            Period from January 25, 1996 (Inception) to June 30, 2005
                                   (unaudited)


                                                                       Six Months Six Months Inception
                                                                              Ended Ended through

                                                                       June 30,      June 30,       June 30,
                                                                        2005          2004           2005
                                                                 -------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)                                                $    (708,978) $ (1,203,913) $ (19,953,579)
Adjustments to reconcile net income (loss) to
 net cash used in operating activities
Stock for services                                                           -       970,211      3,322,436
Additional stock issued under note conversion                                -             -        354,346
Stock for settlement of dispute                                              -             -        223,500
Option and warrant expense                                                   -             -      3,530,974
Change in fair value of derivative liability                           599,118       411,623        768,138
Accretion of debt discount on loan payable                              62,984        23,188        200,832
Forgiveness of debt                                                          -             -        (75,264)
Impairment of property and equipment                                         -             -         18,572
Compensation waived by officers                                              -             -        270,403
Change in:
Prepaid expenses                                                        14,876       (40,890)       (10,973)
Accounts payable and accrued expenses                                   32,000      (368,000)       962,066
                                                                 -------------------------------------------
Net cash used in operating activities                                        -      (207,781)   (10,388,549)
                                                                 -------------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment                                           -             -        (18,572)
                                                                 -------------------------------------------
Net cash used in investing activities                                        -             -        (18,572)
                                                                 -------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sale of common stock,
 net of offering costs                                                       -             -      9,370,177
Proceeds from issuance of debenture                                          -       250,000        250,000
Proceeds from issuance of bridge notes
 and other short-term notes payable                                          -             -        923,000
Payments on bridge notes and other
 short-term notes payable                                                    -       (43,585)      (136,056)
                                                                 -------------------------------------------
Net cash provided by financing activities                                    -       206,415     10,407,121
                                                                 -------------------------------------------

Net change in cash                                                           -        (1,366)             -

CASH, BEGINNING OF PERIOD                                                    -         1,968              -
                                                                 -------------------------------------------

CASH, END OF PERIOD                                              $           -  $        602  $           -
                                                                 ===========================================

NON-CASH TRANSACTIONS
Conversion of notes and accrued
 interest to common stock                                        $           -  $          -  $     781,033
Contribution of accrued compensation
to officers to additiona  paid in capital                                    -             -         97,500
Discount on debt                                                             -       250,000        297,800

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


NOTE 2 - LOANS PAYABLE

Edulink borrowed $250,000 in May 2004 through several notes with the same terms. The notes are due in May 2006, carry initial interest of 12%, default interest of 15% and are secured by all assets of Edulink. The notes are convertible at the lower of $.005 or 50% of the average of the three lowest prices during the 20 day period prior to conversion. The lender received two puts (a) the lender cannot receive shares for conversion that would make the lender's ownership of Edulink greater than 19.99% of total shares outstanding of Edulink. If the lender reaches 19.99% ownership of Edulink, the lender can require Edulink to pay 130% of principal and unpaid interest. (b)If a default event occurs, the lender can require Edulink to pay 130% of principal and unpaid interest. In addition to the notes payable, the lender received 750,000 warrants to purchase Edulink's common stock. The warrants have an exercise price of $.005 and expire in May 2009. The convertible notes were determined to have a compound embedded derivative consisting of the conversion option and the puts and the warrants were determined to be freestanding derivatives. See note 3 for details. The derivatives resulted in a discount to the convertible notes carrying amount at inception of the notes. The discount will be amortized over the maturity period of the notes using the effective interest method. The carrying value as of June 30, 2005 and December 31, 2004 was determined as follows:

                                                   2005              2004
                                                ---------          ---------
         Face value of notes                    $ 250,000          $ 250,000
         Less: discount for derivatives          (250,000)          (250,000)
         Add: amortization of discount            153,032             90,048
                                                ---------          ---------
         Carrying value                         $ 153,032           $ 90,048
                                                =========          =========

NOTE 3 - DERIVATIVE INSTRUMENTS

Edulink evaluated the application of SFAS 133 and EITF 00-19 for the convertible debentures and warrants issued in fiscal 2004. Based on the guidance in SFAS 133 and EITF 00-19, Edulink concluded all of these instruments were required to be accounted for as derivatives. SFAS 133 and EITF 00-19 require Edulink bifurcate and separately account for the conversion features and puts of the debentures as embedded derivatives. Pursuant to SFAS 133, Edulink bifurcated the conversion features and puts from the debentures because the economic characteristics and risks of the conversion features and puts were determined to not be clearly and closely related to the economic characteristics and risks of the debentures. In addition, because there was no explicit cap on the amount of shares that might be required to be issued pursuant to the conversion features, Edulink determined that the warrants met the attributes of a liability and therefore recorded the fair value of the conversion features and puts as a compound derivative and the warrants freestanding derivatives. Edulink is required to record the fair value of the derivatives on its balance sheet as liabilities at fair value with changes in the values of these derivatives reflected in the statement of operations as "Gain or loss on derivatives." The impact of the application of SFAS 133 and EITF 00-19 on the balance sheets as of June 30, 2005 and December 31, 2004 and the impact on the statements of operations for the three and six months ended June 30, 2005 are as follows:

 Six Months Ended:                                      December 31, 2004         June 30,2005            (Gain)Loss

Derivative liability - debentures                      $          418,829      $        1,017,730   $            598,901
Derivative liability - warrants                                       191                     408                    217
                                                       ------------------      ------------------  ---------------------
Total                                                             419,020               1,018,138                599,118
                                                       ==================      ==================  =====================

 Three Months Ended:
                                                          March 31, 2005           June 30,2005            (Gain)Loss

Derivative liability - debentures                       $          723,213     $         1,017,730     $          294,517
Derivative liability - warrants                                        327                     408                     81
                                                        ------------------     -------------------     ------------------
Total                                                   $          723,540     $         1,018,138     $          294,598
                                                        ==================     ===================     ==================

Edulink uses the Black-Scholes valuation model for calculation of the value of derivative liabilities. The company uses volatility rates based upon the closing stock price of its common stock, risk free interest rates which are the U.S. Treasury bill rate for securities with a maturity that approximates the estimated expected life of a derivative, closing market prices of common stock on the date of issuance of a derivative or at the end of a quarter when a derivative is valued at fair value. The volatility factor used in the Black-Scholes pricing model has a significant effect on the resulting valuation of the derivative liabilities on the balance sheets. The following table shows the volatility, risk free rate and market price used in the calculation of the Black-Scholes call value for the debentures and warrants at June 30, 2005. Volatility Risk Free Market Price Term in Years Rate Debentures 239% 3.45% $
0.0006 1 Warrants 212% 3.72% $ 0.0006 3.8

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

The Company raised $10,407,121, net of expenses, as of June 30, 2005, and toward the goal of a total of $13.5 million, primarily through the private placement of its common stock

RESULTS OF OPERATIONS

     Three Months Ended June 30, 2005 as compared to Three Months Ended June 30, 2004.


                                            FOR THREE MONTHS ENDED JUNE 30,

   Income statement:                          2005                 2004
                                          -------------         -------------

   Revenue                                $          --         $          --
   Interest Income                        $          --         $          --
   Software Development Costs             $          --         $          --
   General and Administrative Expenses    $       1,000         $     496,542
   Interest Expense                       $      53,501         $      28,148
   (Gain) loss on derivatives             $     294,598         $     411,623
     Total Expenses                       $     349,099         $     936,313

   Net Loss                               $    (349,099)        $    (936,313)

   Revenue

     EduLink is a development stage enterprise and has spent most of its efforts during the past six years in developing its core technology content management system, initially contemplated to constitute a Smart Schoolhouse web-based software system. The Company has generated only $50,000 in revenues as of June 30, 2005. EduLink's cumulative losses from inception through June 30, 2005 are $ (19,953,579).

     Interest Income

Interest income remained the same from the same period in 2005.

     General and Administrative Expenses

General and administrative expenses decreased by $495,542 to $1,000 for the period ended June 30, 2005, as compared to $496,542 for the period ended June 30, 2004. The decrease was due to an overall scaling back of the Company's operations.

     Liquidity and Capital Resources

Since 1996, EduLink has financed its working capital needs through capital contributions by stockholders, private placement of common equity and bridge loans. As of June 30, 2005, the Company had $0 in cash. As of December 31, 2004, the Company had $0 in cash.

     The Company's current cash resources will not be sufficient to meet its immediate requirements. The Company is not currently generating sufficient revenues to fund its ongoing operations and without additional capital the Company will not be able to operate.

     The estimated cost of EduLink's development program and its projected expenses during the period July 1, 2005 through June 30, 2006 will require $3 million in funds to provide the anticipated cash requirements. Changes in the Company's development program or other changes affecting operating expenses could alter the timing and amount of expenditures and therefore the amount and timing of when the Company will requireadditional funding. Our independent auditor, Malone & Bailey, PC has expressed substantial doubt as to EduLink's ability to continue as a going concern for the year ended December 31, 2004, based on significant operating losses that EduLink has incurred since inception and the fact that EduLink is currently in default of its bridge notes payable. EduLink currently plans to raise funds through either revenue generated from licensing its software or the private placement of its equity or debt securities, or a combination of both, in order to meet its ongoing cash needs. However, the additional funding the Company requires may not be available on acceptable terms or at all. If the Company cannot obtain adequate funding, it will be required to shutdown operations.


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


                           PART II - OTHER INFORMATION

Item 1.  Legal Proceedings.

         None.

Item 1A. Risk Factors.

     The risks relating to our company have not materially changed since our Form 10-k filed on December 31, 2004, which information is hereby incorporated by reference.

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