Form 10-Q
period 2005-09-30
EDULINK INC
filed 2006-11-01
CIK 1023008

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                                   (Mark One)

|X| QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended  September 30, 2005

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

     As of September 30, 2005, there were 1,500,000,000 outstanding shares of the Registrant's Common Stock, $0.001 par value.

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

                         PART I - FINANCIAL INFORMATION

Item 1.     Financial Statements.


                                 EDULINK, INC.
                          (a development stage company)
                                  BALANCE SHEETS
                                   (unaudited)


                                                                                 September 30,      December 31,
                                                                                     2005             2004
                                                                              ----------------------------------

                                     ASSETS

Prepaid interest                                                              $          3,411   $        25,849
                                                                              ----------------------------------

TOTAL ASSETS                                                                  $          3,411   $        25,849
                                                                              ==================================


                      LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities:
Accounts payable and accrued expenses                                         $        571,277   $       568,277
Compensation payable                                                                   189,772           189,772
Loan payable, net of unamortized debt discount of $66,858
   and $159,952, respectively                                                          183,142            90,048
Due to related party                                                                    37,065            37,065
Accrued interest                                                                        67,917            22,917
Stock payable                                                                          100,000           100,000
Derivative liability                                                                   520,855           419,020
                                                                              ----------------------------------

TOTAL CURRENT LIABILITIES                                                            1,670,028         1,427,099
                                                                              ----------------------------------

Stockholders' Deficit
Common stock, par value $0.001, 1,500,000,000 shares authorized,
           1,500,000,000 shares issued and outstanding                               1,500,001         1,500,001
Additional paid-in capital                                                          16,343,350        16,343,350
Deficit accumulated during the development stage                                   (19,509,968)      (19,244,601)
                                                                              ----------------------------------

Total Stockholders' Deficit                                                         (1,666,617)       (1,401,250)
                                                                              ----------------------------------

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                                   $          3,411   $        25,849
                                                                              ==================================


                                  EDULINK, INC.
                          (a development stage company)
                            STATEMENTS OF OPERATIONS
         Three and Nine Months ended September 30, 2005 and 2004 and the
         Period from January 25, 1996 (Inception) to September 30, 2005
                                   (unaudited)

                                              Three Months    Three Months    Nine Months     Nine Months      Inception
                                                  Ended           Ended          Ended           Ended          through
                                              September 30,   September 30,  September 30,   September 30,   September 30,
                                                  2005            2004            2005           2004            2005
                                             -------------------------------------------------------------------------------
License Fee Income                           $             -  $             - $           -  $            -   $      50,000

Selling, general and administrative                    1,000           1,000          3,000         765,142      18,842,200
Impairment of property and equipment                       -               -              -               -          18,572
Interest expense                                      52,672          48,587        160,532          76,735         647,844
(Gain) loss on derivatives                          (497,283)       (226,300)       101,835         185,323         270,855
Interest income                                            -               -              -               -        (144,239)
Forgiveness of debt                                        -               -              -               -         (75,264)

                                             -------------------------------------------------------------------------------
NET INCOME (LOSS)                            $       443,611  $      176,713 $     (265,367) $   (1,027,200)  $ (19,509,968)
                                             ===============================================================================

BASIC AND DILUTED INCOME (LOSS)
PER SHARE                                    $          0.00  $         0.00 $        (0.00) $       (0.00)       N/A
WEIGHTED-AVERAGE SHARES OUTSTANDING            1,500,000,000   1,281,061,636  1,500,000,000   1,204,486,411       N/A


                                  EDULINK, INC.
                          (a development stage company)
                            STATEMENTS OF CASH FLOWS
        Nine Months ended September 30, 2005 and 2004 and the Period from
               January 25, 1996 (Inception) to September 30, 2005
                                   (unaudited)

                                                                   Nine Months       Nine Months        Inception
                                                                      Ended             Ended            through
                                                                  September 30,     September 30,     September 30,
                                                                      2005             2004               2005
                                                               ------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss                                                       $       (265,367) $     (1,027,200)  $    (19,509,968)
Adjustments to reconcile net loss to net cash used
 in operating activities
Stock for services                                                            -           970,211          3,322,436
Additional stock issued under note conversion                                 -                 -            354,346
Stock for settlement of dispute                                               -                 -            223,500
Option and warrant expense                                                    -                 -          3,530,974
Change in fair value of derivative liability                            101,835           185,323            270,855
Accretion of debt discount on loan payable                               93,094            57,117            230,942
Forgiveness of debt                                                           -                 -            (75,264)
Impairment of property and equipment                                          -                 -             18,572
Compensation waived by officers                                               -                 -            270,403
Change in:
Prepaid expenses                                                         22,438           (33,329)            (3,411)
Accounts payable and accrued expenses                                    48,000          (359,903)           978,066
                                                               ------------------------------------------------------
Net cash used in operating activities                                         -          (207,781)       (10,388,549)
                                                               ------------------------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment                                            -                 -            (18,572)
                                                               ------------------------------------------------------
Net cash used in investing activities                                         -                 -            (18,572)
                                                               ------------------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sale of common stock, net of offering costs                     -                 -          9,370,177
Proceeds from issuance of debenture                                           -           250,000            250,000
Proceeds from issuance of bridge notes and
 other short-term notes payable                                               -                 -            923,000
Payments on bridge notes and other short-term notes payable                   -           (43,585)          (136,056)
                                                               ------------------------------------------------------
Net cash provided by financing activities                                     -           206,415         10,407,121
                                                              ------------------------------------------------------

Net change in cash                                                            -            (1,366)                 -

CASH, BEGINNING OF PERIOD                                                     -             1,968                  -
                                                               ------------------------------------------------------

CASH, END OF PERIOD                                            $              -  $            602   $              -
                                                               ======================================================

NON-CASH TRANSACTIONS
Conversion of notes and accrued interest to common stock       $              -  $               -  $         781,033
Contribution of accrued compensation to officers to
 additional paid in capital                                                   -                  -             97,500
Discount on debt                                                              -            250,000            297,800


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


NOTE 2 - LOANS PAYABLE

Edulink borrowed $250,000 in May 2004 through several notes with the same terms. The notes are due in May 2006, carry initial interest of 12%, default interest of 15% and are secured by all assets of Edulink. The notes are convertible at the lower of $.005 or 50% of the average of the three lowest prices during the 20 day period prior to conversion. The lender received two puts (a) the lender cannot receive shares for conversion that would make the lender's ownership of Edulink greater than 19.99% of total shares outstanding of Edulink. If the lender reaches 19.99% ownership of Edulink, the lender can require Edulink to pay 130% of principal and unpaid interest. (b)If a default event occurs, the lender can require Edulink to pay 130% of principal and unpaid interest. In addition to the notes payable, the lender received 750,000 warrants to purchase Edulink's common stock. The warrants have an exercise price of $.005 and expire in May 2009. The convertible notes were determined to have a compound embedded derivative consisting of the conversion option and the puts and the warrants were determined to be freestanding derivatives. See note 3 for details. The derivatives resulted in a discount to the convertible notes carrying amount at inception of the notes. The discount will be amortized over the maturity period of the notes using the effective interest method. The carrying value as of September 30, 2005 and December 31, 2004 was determined as follows:

                                                2005              2004
                                            ---------          ---------
    Face value of notes                     $ 250,000          $ 250,000
    Less: discount for derivatives           (250,000)          (250,000)
    Add: amortization of discount             183,142             90,048
                                            ---------          ---------
    Carrying value                          $ 183,142          $  90,048
                                            =========          =========

NOTE 3 - DERIVATIVE INSTRUMENTS

Edulink evaluated the application of SFAS 133 and EITF 00-19 for the convertible debentures and warrants issued in fiscal 2004. Based on the guidance in SFAS 133 and EITF 00-19, Edulink concluded all of these instruments were required to be accounted for as derivatives. SFAS 133 and EITF 00-19 require Edulink bifurcate and separately account for the conversion features and puts of the debentures as embedded derivatives. Pursuant to SFAS 133, Edulink bifurcated the conversion features and puts from the debentures because the economic characteristics and risks of the conversion features and puts were determined to not be clearly and closely related to the economic characteristics and risks of the debentures. In addition, because there was no explicit cap on the amount of shares that might be required to be issued pursuant to the conversion features, Edulink determined that the warrants met the attributes of a liability and therefore recorded the fair value of the conversion features and puts as a compound derivative and the warrants freestanding derivatives. Edulink is required to record the fair value of the derivatives on its balance sheet as liabilities at fair value with changes in the values of these derivatives reflected in the statement of operations as "Gain or loss on derivatives." The impact of the application of SFAS 133 and EITF 00-19 on the balance sheets as of September 30, 2005 and December 31, 2004 and the impact on the statements of operations for the three and nine months ended September 30, 2005 are as follows:

 Nine Months Ended:                                   December 31, 2004         September 30, 2005      (Gain)Loss

Derivative liability - debentures                    $            418,830      $           520,591  $          101,761
Derivative liability - warrants                                       190                      264                  74
                                                     ---------------------     -------------------  ------------------
Total                                                $            419,020      $           520,855  $          101,835
                                                     =====================     ===================  ==================

 Three Months Ended:
                                                         June 30, 2005          September 30,2005       (Gain)Loss

Derivative liability - debentures                    $          1,017,730      $           520,591  $         (497,139)
Derivative liability - warrants                                       408                      264                (144)
                                                     ---------------------     -------------------  ------------------
Total                                                $          1,018,138      $           520,855  $         (497,283)
                                                     =====================     ===================  ==================

Edulink uses the Black-Scholes valuation model for calculation of the value of derivative liabilities. The company uses volatility rates based upon the closing stock price of its common stock, risk free interest rates which are the U.S. Treasury bill rate for securities with a maturity that approximates the estimated expected life of a derivative, closing market prices of common stock on the date of issuance of a derivative or at the end of a quarter when a derivative is valued at fair value. The volatility factor used in the Black-Scholes pricing model has a significant effect on the resulting valuation of the derivative liabilities on the balance sheets. The following table shows the volatility, risk free rate and market price used in the calculation of the Black-Scholes call value for the debentures and warrants at September 30, 2005.

                                               Risk       Market       Term in
                               Volatility      Free       Price        Years
    At  Issuance  date
    Debentures                    246%         4.01%     $ 0.0004        1
    Warrants                      215%         4.18%     $ 0.0004      3.6

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

     The Company originally estimated that it needed a total of approximately $8.5 million to produce, alpha test, beta test and launch the system for the 7th and 8th grades only. The Company subsequently (in August 2001) determined that to successfully launch the system, it was necessary to include curricula for all grades from 3rd through 12th as well as the homeschool market, and the Company therefore also needed to license and make third party content available through its system. The Company estimated that it needed an additional $5 million through June 2002 to complete the modifications required for the system's application for the entire 3rd through 12th grades and to the homeschool market, to license and integrate third party content, to complete production of additional enabling tools, to create proprietary curriculum for two additional grade levels, launch the system and conduct marketing activities up to the end of the customary school year (i.e., June 2002), and to provide the infrastructure to market and exploit the Company's technologies outside of the grade 3-12 education market. Therefore, taking into account the revised capital requirements, the Company estimated it needed to raise a total of $13.5 million, of which it had raised a total of $8,062,578, net of expenses, as of September 30, 2001, primarily through the private placement of its Common Stock. As of December 31, 2001, the Company had raised only $200,000 of the additional $5.5 million in capital it needed, and had not completed the modifications required for the production of additional enabling tools, the license of additional third party curriculum content, or the completion of the infrastructure to exploit its technologies outside of the grade 3-12 education market. As of December 31, 2002, the Company had raised only an additional $150,000. The Company now estimates that it needs to raise a total of $5 million in capital to upgrade its technology, license and integrate third party content for the 3rd through 12th grades, produce additional enabling tools, conduct marketing activities and launch the system in September 2004. The Company intends to raise the additional $5 million in capital it needs to complete those modifications and enabling tools and to beta test the system while working with various school districts, school district alliances and/or State Departments of Education. Concurrently, the Company intends to obtain additional content from educational publishers, universities and other content providers and to launch the system upon the start of the next customary school year (i.e., August-September 2007),as well as to create the infrastructure to market and exploit its technology in other markets.

The Company raised $10,407,121, net of expenses, as of September 30, 2005, toward the goal of a total of $13.5 million, primarily through the private placement of its common stock.

RESULTS OF OPERATIONS

Three Months Ended September 30, 2005 as compared to Three Months Ended September 30, 2004.


                                          FOR THREE MONTHS ENDED SEPTEMBER 30,

     Income statement:                           2005            2004
                                            -------------    --------------

     Revenue                                $          --    $           --
     Interest Income                        $          --    $           --
     Software Development Costs             $          --    $           --
     General and Administrative Expenses    $       1,000    $        1,000
     Interest Expense                       $      52,672    $       48,587
     (Gain) loss on derivatives             $    (497,283)   $     (226,300)

     Total Expenses                         $      53,672    $       49,587

     Net Income (Loss)                      $     443,611    $     (176,713)

     Revenue

     EduLink is a development stage enterprise and has spent most of its efforts during the past six years in developing its core technology content management system, initially contemplated to constitute a Smart Schoolhouse web-based software system. The Company has generated only $50,000 in revenues as of September 30, 2005. EduLink's cumulative losses from inception through September 30, 2005 are $19,509,968.

         Interest Income

         Interest income remained the same from the same period in 2004.

     General and Administrative Expenses

General and administrative expenses remained the same during the period ended September 30, 2005 compared with the period ended September 30, 2004.

     Liquidity and Capital Resources

     Since 1996, EduLink has financed its working capital needs through capital contributions by stockholders, private placement of common equity and bridge loans. As of September 30, 2005, the Company had $0 in cash. As of June 30, 2005, the Company had $0 in cash. As of September 30, 2004, the Company had $0 cash.

     The Company's current cash resources will not be sufficient to meet its immediate requirements. The Company is not currently generating sufficient revenues to fund its ongoing operations and without dditional capital the Company will not be able to operate.

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

Item 4.    Controls and Procedures.

Evaluation of Disclosure Controls and Procedures
------------------------------------------------

     Based on their evaluation as of the end of the period covered by this Quarterly Report on Form 10-Q, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) are not effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms. This was the result of communication from the Securities and Exchange Commission whereby management identified several filings which need to be restated and re-filed which the Company is in the process of doing.

Changes in Internal Controls
----------------------------

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

            None.

Item 5.     Other Information.

            None.

..

Item 6.     Exhibits

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