Form 10-K
period 2005-12-31
EDULINK INC
filed 2006-11-01
CIK 1023008

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

                                   (Mark One)

|X| ANNUAL  REPORT UNDER SECTION 13 OR 15(d) OF THE  SECURITIES  EXCHANGE ACT OF
1934

For the fiscal year ended December 31, 2005

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

Number of shares of the registrant's common stock outstanding as of October 26, 2006: 1,500,000,000.



                                TABLE OF CONTENTS

Part I
Item 1.        Business.                                                          3
Item 1A.       Risk Factors                                                      14
Item 2.        Properties                                                        18
Item 3.        Legal Proceedings                                                 18
Item 4.        Submission of Matters to a Vote of Security Holders               19

Part II
Item 5.        Market for Registrant's Common Equity, Related                    19
               Stockholder Matters and issuer Purchases of Equity Securities
Item 6.        Selected Financial Data                                           20
Item 7.        Management's Discussion and Analysis of Financial
               Condition and Results of Operations.                              20
Item 7A.       Quantitative and Qualitative Disclosures about Market Risk        25
Item 8.        Financial Statements and Supplementary Data                       25
Item 9.        Changes in and Disagreements With Accountants on
               Accounting and Financial Disclosure                               26
Item 9A.       Controls and Procedures.                                          26
Item 9B.       Other Information.                                                26

Part III
Item 10        Directors and Executive Officers of the Registrant                27
Item 11.       Executive Compensation                                            29
Item 12.       Security Ownership of Certain Beneficial Owners and
               Management and Related Stockholder Matters                        31
Item 13.       Certain Relationships and Related Transactions                    32
Item 14.       Principal Accountant Fees and Services                            33

Part IV
Item 15.       Exhibits, Financial Statement Schedules                           33

Signatures                                                                       34


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

     The Company originally estimated that it needed a total of approximately $8.5 million to produce, alpha test, beta test and launch the system for the 7th and 8th grades only. The Company subsequently (in August 2001) determined that to successfully launch the system, it was necessary to include curricula for all grades from 3rd through 12th as well as the homeschool market, and the Company therefore also needed to license and make third party content available through its system. The Company estimated that it needed an additional $5 million through June 2002 to complete the modifications required for the system's application for the entire 3rd through 12th grades and to the homeschool market, to license and integrate third party content, to complete production of additional enabling tools, to create proprietary curriculum for two additional grade levels, to launch the system and conduct marketing activities up to the end of the customary school year (i.e., June 2002), and to provide the infrastructure to market and exploit the Company's technologies outside of the grade 3-12 education market. Therefore, having taken into account the revised capital requirements, the Company estimated that it needed to raise a total of $13.5 million, of which it had raised a total of $8,062,578, net of expenses, as of September 30, 2001, primarily through the private placement of its Common Stock. As of December 31, 2001, the Company had raised only $200,000 of the additional $5.5 million in capital it needed, and had not completed the production of additional enabling tools, had not licensed additional third party curriculum content, had not upgraded the technology and had not the completed the infrastructure to exploit its technologies outside of the grade 3-12 education market. And as of December 31, 2005, the Company had raised only an additional $150,000. The Company now estimates that it needs to raise a total of $5 million in capital to upgrade its technology, license and integrate third party content for the 3rd through 12th grades, produce additional enabling tools, conduct marketing activities and launch the system in September 2003 for the education market. The Company intends to raise the additional $5 million in capital it needs to complete those modifications and enabling tools, to integrate third party content and to beta test the system while working with various school districts, school district alliances and/or State Departments of Education. Concurrently, the Company intends to obtain additional content from educational publishers, universities and other content providers and to launch the system upon the start of the next customary school year (i.e., August-September 2006), as well as to create the infrastructure to market and exploit its technology in other markets.

     The Company raised $10,417,381, net of expenses, as of December 31, 2005, toward the goal of a total of $13.5 million, primarily through the private placement of its common stock.

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

     Proprietary Software
     --------------------

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

Marketing

     Smart Schoolhouse System
     ------------------------

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

     Current Status - Marketing The Smart Schoolhouse System
     -------------------------------------------------------

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

Employees

     As of December 31, 2005,  EduLink had three employees,  Michael  Rosenfeld,
Dr. Ronald Rescigno and Ian Rescigno. The Company entered into employment agreements with each of the foregoing full-time employees on September 1, 1999, which are more fully described in Item 10. These agreements have since expired.

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


     Since our inception, we have generated no revenues. We do not anticipate generating revenues until our Smart Schoolhouse system is launched, which is currently anticipated to be in September 2006. However, if our Internet educational services are not accepted and adopted by a significant number of school districts and schools we will not generate significant revenues or become profitable. As of December 31, 2005, our accumulated deficit was $19,278,640

For the fiscal years ended December 31, 1999, 2000, 2001, 2002, 2003, 2004 and 2005, the report of our independent certified public accountants contained a going concern qualification. We expect to continue to experience significant operating losses in the future as we continue our development efforts. Our future losses could cause the market value of our common stock to decline.

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

     We currently anticipate that $5 million will be needed to complete modifications to the system for application to the home school market, to license third-party curriculum content, complete the alpha and beta testing of our Smart Schoolhouse system for grades 3 through 12, to complete the development of additional enabling tools, to upgrade our technology, to engage additional managerial, marketing and staff personnel, and carry through the rescheduled September 2006 launch through the spring 2007. Additionally, following the spring 2007, we currently anticipate the need for an additional $5 million per year thereafter to fund continuing operations, upgrade existing content, upgrade technology, and produce and license additional content, beta test and launch additional tools and content for our Smart Schoolhouse system. During the year ended December 31, 2005, we used $10,260 in our operating activities. During the year ended December 31, 2004, we used $208,383 in our operating activities. Changes in our development program or other changes affecting our operating expenses could, however, alter the timing and amount of our expenditures and when we will require additional funding. The additional funding we require may not be available to us on favorable terms or at all. If we cannot obtain adequate funding, we will be required to shut-down our operations.

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

     We are currently developing our Smart Schoolhouse system for the 3rd through 12th grades and the home school market, with initial or "alpha" testing among a limited user group completed as of December 2001. The second or "beta" round of testing among a wider group that includes more "real world" users is now intended to begin in the Summer of 2005 and we expect it to be completed prior to the anticipated September 2006 commercial launch of the 3rd through 12th grade and home school portions of the Smart Schoolhouse system. However, this schedule assumes that the alpha and beta tests do not reveal significant defects or faults in the system. If significant defects or faults are found, EduLink may not be able to meet this schedule, which would delay the commercial launch and therefore delay the generation of revenue. This, in turn, could cause the market value of our common stock to decline.

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

Item 2.    Properties.

     At December 31, 2005 EduLink utilized a portion of the offices used by Michael Rosenfeld at 450 North Roxbury Drive, Suite 602, Beverly Hills, California 90210 as its administrative offices. EduLink also had its production offices located at 5743 Corsa Avenue, Suite 207, Westlake Village, California 91362. EduLink paid $0, $0, $0, $30,491, $62,067, $68,426 and $31,711 in 2005,
2004, 2003, 2002, 2001, 2000, and 1999, respectively, to the landlords of the premises, which are not affiliates of EduLink. In January 2002, the lease for the Westlake Village office expired in accordance with its terms, and the Company no longer leases facilities at that location.

Item 3.    Legal Proceedings.

     Subsequent to December 31, 2005, on February 28, 2006, a default judgment was entered against us in the Los Angeles Superior Court. The Judgment ordered Standard Registrar and Transfer Company, Inc., our transfer agent, to issue to Ian Rescigno 735,000,000 shares of our common stock for breaching a settlement agreement which arose from an employment agreement dispute with Mr. Rescigno. The transfer agent issued the shares on March 6, 2006, which resulted in an issuance above our authorized common stock of 1,500,000,000.

     Neither the Company nor any of its subsidiaries is a party to any other pending legal proceedings.

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

     The following table sets forth the range of high and low bid prices for our common stock for each quarterly period from January 1, 2003 through December 31, 2005, as reported by brokers and dealers making a market in the capital stock. Such quotations reflect inter-dealer prices without retail markup, markdown or commission, and may not necessarily represent actual transactions:


                                             HIGH             LOW


        Fiscal 2003
        First Quarter                     $ .0003            $ .002
        Second Quarter                      0.133             0.004
        Third Quarter                       0.019             0.006
        Fourth Quarter                       0.07             0.006

        Fiscal 2004
        First Quarter                       $ .01            $ .003
        Second Quarter                       0.19             0.001
        Third Quarter                       0.001             0.00
        Fourth Quarter                      0.001             0.00

        Fiscal 2005
        First Quarter                       $ .01            $ .003
        Second Quarter                       0.19             0.001
        Third Quarter                       0.001             0.00
        Fourth Quarter                       0.04             0.00

Holders
-------

     As of January 31, 2006, there were 619 record holders of Edulink's common stock.

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

Item 6.     Selected Financial Data.

Year Ended December 31, 2005 as compared to Year Ended December 31, 2004




                                             For The Years Ended December 31,
          Income statement:                          2005           2004
                                            --------------------------------

Revenue                                      $         --    $         --
Interest income                              $         --    $         --
Software development costs                   $         --    $         --
General and administrative expenses          $      5,500    $    993,942
Total Operating Expenses                     $      5,500    $    993,942
Net loss from operations                     $     (5,500)   $   (993,942)

    Basic and diluted loss per share         $       0.00    $       0.00
    Weighted average shares outstanding     1,500,000,000   1,256,635,402

                                                     As Of December 31,
                                                    2005          2004
                                               ------------------------------
        Balance Sheet Data
        Cash and prepaid assets              $         --    $    25,849
        Total assets                                   --    $    25,849

        Stockholders' equity (deficit)       $ (1,680,581)   $(1,401,250)




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

     The Company originally estimated that it needed a total of approximately $8.5 million to produce, alpha test, beta test and launch the system for the 7th and 8th grades only. The Company subsequently (in August 2001) determined that to successfully launch the system, it was necessary to include curricula for all grades from 3rd through 12th as well as the homeschool market, and the Company therefore also needed to license and make third party content available through its system. The Company estimated that it needed an additional $5 million through June 2002 to complete the modifications required for the system's application for the entire 3rd through 12th grades and to the homeschool market, to license and integrate third party content, to complete production of additional enabling tools, to create proprietary curriculum for two additional grade levels, launch the system and conduct marketing activities up to the end of the customary school year (i.e., June 2002), and to provide the infrastructure to market and exploit the Company's technologies outside of the grade 3-12 education market. Therefore, taking into account the revised capital requirements, the Company estimated it needed to raise a total of $13.5 million, of which it had raised a total of $8,062,578, net of expenses, as of September 30, 2001, primarily through the private placement of its Common Stock. As of December 31, 2001, the Company had raised only $200,000 of the additional $5.5 million in capital it needed, and had not completed the modifications required for the production of additional enabling tools, the license of additional third party curriculum content, or the completion of the infrastructure to exploit its technologies outside of the grade 3-12 education market. As of December 31, 2002, the Company had raised only an additional $150,000. The Company now estimates that it needs to raise a total of $5 million in capital to upgrade its technology, license and integrate third party content for the 3rd through 12th grades, produce additional enabling tools, conduct marketing activities and launch the system in September 6 The Company intends to raise the additional $5 million in capital it needs to complete those modifications and enabling tools and to beta test the system while working with various school districts, school district alliances and/or State Departments of Education. Concurrently, the Company intends to obtain additional content from educational publishers, universities and other content providers and to launch the system upon the start of the next customary school year (i.e., August-September 2006),as well as to create the infrastructure to market and exploit its technology in other markets.

     The Company raised $10,417,381, net of expenses, as of December 31, 2005, toward the goal of a total of $13.5 million, primarily through the private placement of its common stock.

     The Company now expects that expenses (including software development costs and general and administrative costs) will be approximately $5 million per year from April 1, 2006 to March 31, 2007, to license additional third party curriculum content, to produce additional software tools, to alpha test and beta test the content so licensed and the tools so produced, to upgrade technologies, to continue operations, to provide necessary support and maintenance services to licensees, to increase marketing activities for the Smart Schoolhouse system and to continue and increase development, marketing and support activities relating to the Company's technologies for application in markets outside of the 3rd through 12th grade U.S. education market.

Results of Operations

     Year Ended December 31, 2005 as compared to Year Ended December 31, 2004




                                               For The Years Ended December 31,
          Income statement:                        2005                2004
                                            ------------------------------------

     Revenue                                 $          --         $         --
     Interest income                         $          --         $         --
     Software development costs              $          --         $         --


     General and administrative expenses     $       5,500         $    993,942
     Interest expense                              213,366              132,146
     (Gain) loss on derivatives                    491,689              169,020
     Forgivness of debt                           (431,224)                  --
              Net loss                       $     279,331         $  1,295,108



     Revenue

     EduLink is a development stage enterprise and has spent most of its efforts during the past five years in developing its Smart Schoolhouse system web-based software initially for the 7th and 8th grades, and now also for 3rd through 6th and 9th through 12th grades as well as the home-school market, which is intended to be launched upon the start of next customary school year in September 2006 following the completion of the beta test and resultant modifications to the system, if any. Accordingly, EduLink has not generated any significant revenues to date. EduLink's cumulative losses from inception through December 31, 2005 are $19,523,932.


     General and Administrative Expenses

     General and administrative expenses decreased $988,442 for the year ended December 31, 2005 to $5,500 compared with $993,942 for the year ended December 31, 2004. The decrease was due to an overall scaling back of our operations.


     Interest Expense

     The Company's interest expense increased to $213,366 for the year ended December 31, 2005 compared with $132,146 for the year ended December 31, 2004. This increase was due to to increase in amortization of debt discount in the amount of $32,270 and accrued interest in the amount of $48,950.



Liquidity and Capital Resources

     Since 1996, EduLink has financed its working capital needs through capital contributions by stockholders, private placement of common equity and bridge loans. As of December 31, 2005, the Company had cash of approximately $0. Cash used in operations was $10,260 for the year ended December 31, 2005, and $10,398,809 from inception through December 31, 2005. Cash used in operations during each of these periods was primarily for expenses related to the design and development of computer software and general and administrative expenses. Since 1996 and through December 31, 2005, the Company has raised $9,370,177 through sales of common stock, $250,000 from the issuance of debentures and approximately $933,260 through bridge loans.

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

     Year Ended December 31, 2004 as compared to Year Ended December 31, 2003




                                           For The Years Ended December 31,
        Income statement:                       2004                2003
                                          ------------------------------------

   Revenue                                $          --         $       50,000
   Interest income                        $          --         $           --
   Software development costs             $          --         $            0


   General and administrative expenses    $     993,942         $    2,747,183
   Impairment                                        --                 18,572
   Interest expense                             132,146                355,166
   Forgiveness of debt                               --                (75,264)
   (Gain) loss on derivatives                   169,020                     --

            Net loss                      $   1,295,108         $    2,995,657



     Revenue

     EduLink is a development stage enterprise and has spent most of its efforts during the past five years in developing its Smart Schoolhouse system web-based software initially for the 7th and 8th grades, and now also for 3rd through 6th and 9th through 12th grades as well as the home-school market, which is intended to be launched upon the start of next customary school year in September 2003 following the completion of the beta test and resultant modifications to the system, if any. Accordingly, EduLink has not generated any revenues to date. EduLink's cumulative losses from inception through December 31, 2004 are $18,999,309.


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


Liquidity and Capital Resources

     Since 1996, EduLink has financed its working capital needs through capital contributions by stockholders, private placement of common equity and bridge loans. As of December 31, 2004, the Company had cash of approximately $0. Cash used in operations was $208,383 for the year ended December 31, 2004, and $10,388,549 from inception through December 31, 2004. Cash used in operations during each of these periods was primarily for expenses related to the design and development of computer software and general and administrative expenses. Since 1996 and through December 31, 2004, the Company has raised $9,370,177, through sales of common stock and approximately $933,260 through bridge loans.

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

Subsequent Financing

     Subsequent to December 31, 2005, the Company secured funding through the issuance of notes and warrants. On August 18, 2006, Edulink entered into a Securities Purchase Agreement with the Investors. Under the terms of the Securities Purchase Agreement, the Investors purchased an aggregate of (i) $1,500,000 in callable convertible secured notes and (ii) warrants to purchase 50,000,000 shares of Edulink common stock. The Notes carry an interest rate of 6% per annum and a maturity date of August 18, 2009. The notes are convertible into Edulink common shares at the Applicable Percentage of the average of the lowest three (3) trading prices for Edulink shares of common stock during the twenty (20) trading day period prior to conversion. The "Applicable Percentage" means 50% of the average of the lowest three (3) trading prices for our shares of common stock during the twenty (20) trading day period prior to conversion. However, the Applicable Percentage shall be increased to (i) 55% in the event that a Registration Statement is filed within thirty days of the closing and
(ii) 60% in the event that the Registration Statement becomes effective within one hundred and twenty days from the Closing. In addition, the Company has granted the investors a security interest in substantially all of its assets and intellectual property as well as registration rights. In connection with the Securities Purchase Agreement, the Company issued to the Investors seven year warrants to purchase 50,000,000 shares of our common stock at an exercise price of $.01.

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

     As of December 31, 2005, we had total assets of $0 and total liabilities of $1,680,581 creating a working capital deficiency of $1,680,581. The Company currently has approximately $0 in cash and cash equivalents as of December 31, 2005. We incurred a net loss of $279,331 for the fiscal year ended December 31, 2005, and have an accumulated deficit of $19,523,932 at December 31, 2005. Management recognizes that the Company must generate or obtain additional capital to enable it to continue operations.

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

Item 8.      Financial Statements and Supplementary Data.

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM



To the Board of Directors and Stockholders
Edulink, Inc.
  (A Development Stage Company)
  Santa Monica, California


We have audited the accompanying balance sheets of Edulink, Inc. as of December 31, 2005 and 2004 and the related statements of operations, stockholders' deficit, and cash flows for the years ended December 31, 2005, 2004 and 2003 and the period from January 25, 1996 (inception) through December 31, 2005. The financial statements for the period January 25, 1996 (inception) through December 31, 2002, were audited by other auditors whose reports expressed unqualified opinions on those statements. The financial statements for the period January 25, 1996 (inception) through December 31, 2002, include total revenues and net loss of $0 and $14,953,836, respectively. Our opinion on the statements of operations, stockholders' deficit, and cash flows for the period January 25, 1996 (inception) through December 31, 2005, insofar as it relates to amounts for prior periods through December 31, 2002, is based solely on the report of other auditors. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.


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


In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Edulink, Inc. as of December 31, 2005 and 2004 and the results of operations and cash flows for the years ended December 31, 2005, 2004 and 2003 and the period from January 25, 1996 (inception) through December 31, 2005, in conformity with accounting principles generally accepted in the United States of America.


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


Malone & Bailey, PC
www.malone-bailey.com
Houston, Texas
27 September, 2006

                                 EDULINK, INC.
                        (a development stage company)
                               BALANCE SHEETS


                                                                                             December 31,    December 31,
                                                                                                2005            2004
                                                                                          -------------------------------
                                   ASSETS

Current Assets:
Prepaid assets                                                                            $             -  $       25,849
                                                                                          -------------------------------

                                TOTAL ASSETS                                              $             -  $       25,849
                                                                                          ===============================


                    LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities:

Accounts payable and accrued expenses                                                     $       132,293  $      568,277
Compensation payable                                                                              189,772         189,772
Loan payable, net of unamortized debt discount of $37,634 and $159,952 at
December 31, 2005 and 2004 respectively                                                           212,366          90,048
Due to related party                                                                               47,325          37,065
Accrued interest                                                                                   88,116          22,917
Stock payable                                                                                     100,000         100,000
Derivative liability                                                                              910,709         419,020
                                                                                          -------------------------------

TOTAL CURRENT LIABILITIES                                                                       1,680,581       1,427,099
                                                                                          -------------------------------

Stockholders' Deficit
Common stock, par value $0.001, 1,500,000,000 shares authorized,
           1,500,000,000 and 1,500,000,000 shares issued and outstanding                        1,500,001       1,500,001
Additional paid-in capital                                                                     16,343,350      16,343,350
Deficit accumulated during the development stage                                              (19,523,932)    (19,244,601)
                                                                                          -------------------------------

Total Stockholders' Deficit                                                                    (1,680,581)     (1,401,250)
                                                                                          -------------------------------

                 TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                              $             -  $       25,849
                                                                                          ===============================

          See accompanying summary of accounting policies and notes to financial statements

                                  EDULINK, INC.
                          (a development stage company)
                            STATEMENTS OF OPERATIONS
        Years Ended December 31, 2005, 2004 and 2003 and the Period from
             January 25, 1996 (Inception) through December 31, 2005


                                                                                                       Inception
                                                                                                        through
                                                 2005                2004              2003              2005
                                         ----------------------------------------------------------------------
License Fee Income                       $            -     $            -     $      50,000   $        50,000

Selling, general and administrative               5,500            993,942         2,747,183        11,624,432
Software development costs                            -                  -                 -         7,220,268
Impairment of property and equipment                  -                  -            18,572            18,572
Interest expense                                213,366            132,146           355,166           700,678
(Gain) loss on derivatives                      491,689            169,020                 -           660,709
Interest income                                       -                  -                 -          (144,239)
Forgiveness of debt                            (431,224)                 -           (75,264)         (506,488)

                                         ----------------------------------------------------------------------
NET LOSS                                 $     (279,331)    $   (1,295,108)    $  (2,995,657)  $   (19,523,932)
                                         ======================================================================

BASIC AND DILUTED LOSS
PER SHARE                                        ($0.00)            ($0.00)           ($0.00)           N/A
WEIGHTED-AVERAGE SHARES OUTSTANDING       1,500,000,000      1,256,635,402       894,948,681            N/A

          See accompanying summary of accounting policies and notes to financial statements

                                 EDULINK, INC.
                          (a development stage company)
        STATEMENTS OF CASH FLOWS Years Ended December 31, 2005, 2004 and
     2003 and the Period from January 25, 1996 (Inception) through December
                                    31, 2005


                                                                                                    Inception
                                                                                                     through
                                                             2005         2004          2003           2005
                                                         --------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)                                        $   (279,331) $ (1,295,108) $ (2,995,657) $ (19,523,932)
Adjustments to reconcile net income (loss)
to net cash used in operating activities
Stock for services                                                  -       970,211     2,302,225      3,322,436
Additional stock issued under note conversion                       -             -       354,346        354,346
Stock for settlement of dispute                                     -       223,500             -        223,500
Option and warrant expense                                          -             -        82,644      3,530,974
Change in fair value of derivative liability                  491,689       169,020             -        660,709
Accretion of debt discount on loan payable                    122,318        90,048             -        260,166
Forgiveness of debt                                          (431,224)                    (75,264)      (506,488)
Impairment of property and equipment                                -             -        18,572         18,572
Compensation waived by officers                                     -             -             -        270,403
Change in:                                                          -             -             -              -
Prepaid expenses                                               25,849       (23,651)       25,000              -
Accounts payable and accrued expenses                          60,439      (342,403)      201,685        990,505
                                                         --------------------------------------------------------
Net cash used in operating activities                         (10,260)     (208,383)      (86,449)   (10,398,809)
                                                         --------------------------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment                                  -             -             -        (18,572)
                                                         --------------------------------------------------------
Net cash used in investing activities                               -             -             -        (18,572)
                                                         --------------------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sale of common stock, net of offering costs           -             -        17,850      9,370,177
Proceeds from issuance of debenture                                 -       250,000             -        250,000
Proceeds from issuance of bridge notes and
 other short-term notes payable                                10,260             -       107,500        933,260
Payments on bridge notes and other short-term
 notes payable                                                      -       (43,585)      (37,850)      (136,056)
                                                         --------------------------------------------------------
Net cash provided by financing activities                      10,260       206,415        87,500     10,417,381
                                                         --------------------------------------------------------

Net change in cash                                                  -        (1,968)        1,051              -

CASH, BEGINNING OF PERIOD                                           -         1,968           917              -
                                                         --------------------------------------------------------

CASH, END OF PERIOD                                      $          -  $          -  $      1,968  $           -
                                                         ========================================================

NON-CASH TRANSACTIONS
Conversion of notes and accrued interest to common stock $          -  $          -  $    478,654  $     781,033
Contribution of accrued compensation to officers
to additional paid in capital                                       -             -        97,500         97,500
Discount on debt                                                    -       250,000             -        297,800




            See accompanying summary of accounting policies and notes
                            to financial statements

                                  EDULINK, INC.
                          (a development stage company)
         STATEMENT OF STOCKHOLDERS' DEFICIT January 25, 1996 (Inception)
                            through December 31, 2005


                                                                                    Shares
                                                   Common Stock                   Committed     Additional
                                        ----------------------------------          to be         Paid in       Accumulated
                                           Shares         Par         Issued       Capital        Deficit         Total
                                        -------------------------------------------------------------------------------------
Sale of common stock for cash             28,302,353  $     28,302  $          - $     594,575   $        -  $       622,877
Shares issued to founders                233,280,000       233,280             -      (233,280)           -                -
Shares issued for services               101,774,118       101,774             -       (36,774)           -           65,000
Net loss                                           -             -             -             -     (479,267)        (479,267)
                                        -------------------------------------------------------------------------------------

Balance, December 31, 1996               363,356,471       363,356             -       324,521     (479,267)         208,610
Sale of common stock for cash             17,152,942        17,153             -       410,968            -          428,121
Shares issued for
 conversion of notes payable               6,003,529         6,004             -       172,375            -          178,379
Shares issued for services                 2,287,058         2,287             -         2,713            -            5,000
Net loss                                                         -             -             -   (2,091,226)      (2,091,226)
                                        -------------------------------------------------------------------------------------

Balance, December 31, 1997               388,800,000       388,800             -       910,577   (2,570,493)      (1,271,116)
Net loss                                                         -             -             -   (1,040,237)      (1,040,237)
                                        -------------------------------------------------------------------------------------

Balance, December 31, 1998               388,800,000       388,800             -       910,577   (3,610,730)      (2,311,353)
Acquisition of URREA Enterprises, Inc.   259,022,500       259,023             -      (259,023)           -                -
Loan from shareholder
 contributed to capital                            -             -             -       140,403            -          140,403
Common stock subscription received                 -             -       100,000             -            -          100,000
Common stock to be issued for
 settlement of dispute                             -             -       571,750             -            -          571,750
Compensation waived by officers                    -             -             -       130,000            -          130,000
Net loss                                           -             -             -             -     (153,956)        (153,956)
                                        -------------------------------------------------------------------------------------

Balance, December 31, 1999               647,822,500       647,823       671,750       921,957   (3,764,686)      (1,523,156)
Common stock issued                        2,000,000         2,000      (100,000)       98,000            -                -
Sale of common stock for cash            148,300,000       148,300             -     7,140,450            -        7,288,750
Warrants issued to officers                        -             -             -     3,082,500            -        3,082,500
Options issued to officers                         -             -             -        87,983            -           87,983
Shares issued for
 conversion of notes payable               2,480,000         2,480             -       121,520            -          124,000
Common stock canceled                       (725,000)         (725)            -       (24,275)           -          (25,000)
Common stock subscription received                 -             -       100,000             -            -          100,000
Shares issued for services                   100,000           100        (5,000)        4,900            -                -
Change in settlement of dispute                    -             -      (566,750)            -            -         (566,750)
Net loss                                           -             -             -             -   (7,426,105)      (7,426,105)
                                        -------------------------------------------------------------------------------------

Balance, December 31, 2000               799,977,500       799,978        100,000   11,433,035  (11,190,791)       1,142,222
Common stock issued                        2,000,000         2,000      (100,000)       98,000            -                -
Sale of common stock for cash             14,000,000        14,000             -       686,000            -          700,000
Common stock subscription received                               -             -       100,000            -          100,000
Common stock issued
 on exercise of warrants                   5,717,600         5,718             -         6,861            -           12,579
Options issued to officers                         -             -             -       150,823            -          150,823
Options issued for services                        -             -             -        10,000            -           10,000
Debt discount                                      -             -             -        47,800            -           47,800
Net loss                                           -             -             -             -   (2,844,647)      (2,844,647)
                                        -------------------------------------------------------------------------------------

Balance, December 31, 2001               821,695,100       821,696        100,000   12,432,519  (14,035,438)        (681,223)
Warrants issued as interest
 expense for notes payable                         -             -             -        81,818            -           81,818
Options issued to officers                         -             -             -        37,706            -           37,706
Compensation waived by officers                    -             -             -        97,500            -           97,500
Net loss                                           -             -             -             -     (918,398)        (918,398)
                                        -------------------------------------------------------------------------------------

Balance, December 31, 2002               821,695,100       821,696       100,000    12,649,543  (14,953,836)      (1,382,597)
Common stock issued                                -             -      (100,000)            -            -         (100,000)
Options issued to officers                         -             -             -        82,644            -           82,644
Shares issued for services               150,450,000       150,450             -     2,151,775            -        2,302,225
Shares issued for conversion
 of notes payable
 and accrued interest                     67,830,000        67,830             -       410,824            -          478,654
Shares issued as additional
 consideration on conversion
 of notes payable and
 accrued interest                         51,170,000        51,170             -       303,176            -          354,346
Common stock issued on
 exercise of options                       2,550,000         2,550             -        15,300            -           17,850
Compensation waived by officers 2003               -             -             -        97,500            -           97,500
Net loss                                           -             -             -             -   (2,995,657)      (2,995,657)
                                        -------------------------------------------------------------------------------------

Balance, December 31, 2003             1,093,695,100     1,093,696             -    15,710,762  (17,949,493)      (1,145,035)
Shares issued for services               187,366,536       187,367             -       374,844            -          562,211
Common stock issued for
 settlement of dispute                   218,938,364       218,938             -      (150,257)           -           68,681
Additional compensation owed not
 covered by value of shares issued                 -             -             -       408,000            -          408,000
Net loss                                           -             -             -             -   (1,295,108)      (1,295,108)
                                        -------------------------------------------------------------------------------------

Balance, December 31, 2004             1,500,000,000     1,500,001             -    16,343,349  (19,244,601)      (1,401,251)
Net loss                                           -             -             -             -     (279,331)        (279,331)
                                        -------------------------------------------------------------------------------------

Balance, December 31, 2005             1,500,000,000  $  1,500,001  $          - $  16,343,349 $(19,523,932) $    (1,680,582)
                                        =====================================================================================


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

                                      2005           2004             2003
                                  -----------    -------------   -------------
Net loss as reported              $  (279,331)   $ (1,295,108)   $ (2,995,657)
Pro forma net loss                   (279,331)     (1,295,108)     (2,995,657)
Basic and diluted net loss
  per common share:
  As reported                     $         -    $          -    $          -
  Pro forma                                 -               -               -

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

NOTE 2 - GOING CONCERN

As shown in the accompanying financial statements, Edulink incurred recurring net losses of, respectively, has an accumulated deficit of $19,523,932 and a working capital deficit ofDecember 31, 2005. These conditions raise substantial doubt as to Edulink's ability to continue as a going concern. Management is seeking merger candidates. The financial statements do not include any adjustments that might be necessary if Edulink is unable to continue as a going concern.

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

Edulink borrowed $250,000 in May 2004 through several notes with the same terms. The notes are due in May 2006, carry initial interest of 12%, default interest of 15% and are secured by all assets of Edulink. The notes are convertible at the lower of $.005 or 50% of the average of the three lowest prices during the 20 day period prior to conversion. The lender received two puts (a) the lender cannot receive shares for conversion that would make the lender's ownership of Edulink greater than 19.99% of total shares outstanding of Edulink. If the lender reaches 19.99% ownership of Edulink, the lender can require Edulink to pay 130% of principal and unpaid interest. (b)If a default event occurs, the lender can require Edulink to pay 130% of principal and unpaid interest. In addition to the notes payable, the lender received 750,000 warrants to purchase Edulink's common stock. The warrants have an exercise price of $.005 and expire in May 2009. The convertible notes were determined to have a compound embedded derivative consisting of the conversion option and the puts and the warrants were determined to be freestanding derivatives. See note 5 for details. The derivatives resulted in a discount to the convertible notes carrying amount at inception of the notes. The discount will be amortized over the maturity period of the notes using the effective interest method. The carrying value as of December 31, 2005 and 2004 was determined as follows:

                                               2005               2004
                                            ---------          ---------
      Face value of notes                   $ 250,000          $ 250,000
      Less: discount for derivatives         (250,000)          (250,000)
      Add: amortization of discount           212,366             90,048
                                            ---------          ---------
      Carrying value                        $ 212,366          $  90,048
                                            =========          =========

NOTE 4 - INCOME TAXES

Income taxes are not due since Edulink has losses since inception. Since inception, Edulink has approximately $9,460,000 in net operating losses, which expire in the years 2019 through 2025.

The components of deferred taxes are as follows:

                                                        2005        2004
                                                   -----------   -----------
         Deferred tax assets
           Net operating loss carryforwards        $ 3,220,000   $ 3,180,000
           Software development costs
            capitalized for tax purposes             2,889,000     2,889,000
           Less:  valuation allowance               (6,109,000)   (6,069,000)
                                                   -----------   -----------
         Net deferred tax assets                   $         0   $         0
                                                   ===========   ===========

NOTE 5 - DERIVATIVES

Edulink evaluated the application of SFAS 133 and EITF 00-19 for the convertible debentures and warrants issued in fiscal 2004. Based on the guidance in SFAS 133 and EITF 00-19, Edulink concluded all of these instruments were required to be accounted for as derivatives. SFAS 133 and EITF 00-19 require Edulink bifurcate and separately account for the conversion features and puts of the debentures as embedded derivatives. Pursuant to SFAS 133, Edulink bifurcated the conversion features and puts from the debentures because the economic characteristics and risks of the conversion features and puts were determined to not be clearly and closely related to the economic characteristics and risks of the debentures. In addition, because there was no explicit cap on the amount of shares that might be required to be issued pursuant to the conversion features, Edulink determined that the warrants met the attributes of a liability and therefore recorded the fair value of the conversion features and puts as a compound derivative and the warrants freestanding derivatives. Edulink is required to record the fair value of the derivatives on its balance sheet as liabilities at fair value with changes in the values of these derivatives reflected in the statement of operations as "Gain or loss on derivatives." The impact of the application of SFAS 133 and EITF 00-19 on the balance sheets as of December 31, 2005 and 2004 and the impact on the statements of operations for the years ended December 31, 2005 and 2004 are as follows:

                                         December 31, 2004       December 31, 2005            Loss

Derivative liability -debentures       $             418,829   $             910,308   $            491,479
Derivative liability - warrants                          191                     401                    210

                                       ----------------------  ----------------------  ---------------------
Total                                  $             419,020   $             910,709   $            491,689
                                       ======================  ======================  =====================

                                         Date of issue May           December 31,
                                               5, 2004                  2004                 (Gain) Loss

Derivative liability - debentures      $             539,470   $             418,829   $            168,829
Derivative liability - warrants                        1,418                     191                    191
                                       ----------------------  ----------------------  ---------------------
Total                                  $             540,888   $             419,020   $            169,020(a)
                                       ======================  ======================  =====================

(a) the first $250,000 of derivatives was a discount to the note payable therefore reducing the total derivative loss through December 31, 2004.

Edulink uses the Black-Scholes valuation model for calculation of the value of derivative liabilities. The company uses volatility rates based upon the closing stock price of its common stock, risk free interest rates which are the U.S. Treasury bill rate for securities with a maturity that approximates the estimated expected life of a derivative, closing market prices of common stock on the date of issuance of a derivative or at the end of a quarter when a derivative is valued at fair value. The volatility factor used in the Black-Scholes pricing model has a significant effect on the resulting valuation of the derivative liabilities on the balance sheets. The following table shows the volatility, risk free rate and market price used in the calculation of the Black-Scholes call value for the debentures and warrants at issuance date and for the year ended December 31, 2005 and for the period from derivative inception to December 31, 2004.


                                      Issue Date           Volatility       Risk Free Rate       Market Price     Term in Years
At Issuance date for:
Debentures                                  5/4/2004                  196%            2.34%     $        0.002        2
Warrants                                    5/4/2004                  185%            3.71%     $        0.002        5


Prices and average rates at
 2 2005 2005
December 31, 2005                                                     225%            4.38%     $       0.0006
December 31, 2004                                                     196%            3.36%     $       0.0003


NOTE 6 - COMMON STOCK

Since inception, Edulink issued the following shares valued at the market prices shown as representing fair value on the dates issued:

         1996     233,280,000 shares           - to founders                            $.000   per share
                  101,774,118                  - for services                            .001
                   28,302,353                  - for cash                                .022
         1997      17,152,942                  - for cash                                .025
                    2,287,058                  - for services                            .002
                    6,003,529                  - for note conversion                     .030
         1999     259,022,500                  - reverse merger                             -
         2000     150,300,000                  - for cash                                .049
                      100,000                  - for services                            .050
                    2,480,000                  - for note conversion                     .050
                   (  725,000)                 - stock canceled                             -
         2001      14,000,000                  - for cash                                .050
                    2,000,000                  - for cash                                .050
                    5,717,600                  - for options exercise                    .002
         2003       2,550,000                  - for options exercise                    .007
                  150,450,000                  - for services                            .010
                  119,000,000                  - for note conversion                     .007
         2004     187,366,536                  - for services                            .006
                  218,938,364                  - settlement of lawsuit                   .0003
                -------------

                1,500,000,000 total shares issued through December 31, 2005
                =============

An additional 516,061,636 shares is payable for a lawsuit judgment entered in 2004 for which additional shares haven't been authorized for issuance. This amount is valued at $154,819 and is included in compensation payable.

NOTE 7 - STOCK OPTIONS AND WARRANTS

Common Stock Warrants


No warrants were issued, expired or exercised, during the year ended December 31, 2003.


During the years ended December 31, 2004 and 2005, 1,143,529 and 226,245,009 warrants were canceled. 750,000 warrants were issued during the year ended December 31, 2004. No warrants were exercised during the year ended December 31, 2004. No warrants were issued or exercised during the year ended December 31, 2005.


Summary information regarding warrants is as follows:

                                                                  Warrants
                                                                ------------
Outstanding at December 31, 2002                                 227,388,538

Year ended: December 31, 2003
  No activity
                                                                ------------
Outstanding at December 31, 2003                                 227,388,538

Year ended: December 31, 2004
  Granted                                                            750,000
  Cancelled                                                       (1,143,529)
                                                                ------------
Outstanding at December 31, 2004                                 226,995,009

Year ended: December 31, 2005
  Cancelled                                                      226,995,009
                                                                ------------
Outstanding at December 31, 2005                                     750,000
                                                                ============

Warrants outstanding and exercisable as of December 31, 2005:

                                                                     Weighted-
                                                                      Average
                                                        Weighted-    Exercise
                                                       Average        Price of
Exercise           Stock                   Stock       Remaining     Warrants
  and            Warrants                Warrants     Contractual   Outstanding
 Price          Outstanding            Exercisable       Life       Exercisable
--------------------------------------------------------------------------------

$0.0050          750,000                750,000      3.40 years      $0.0050
           -------------          -------------
                 750,000                750,000
           =============          =============

Options

During the year ended December 31, 2003, 2,550,000 options were granted and exercised. No options expired during the year ended December 31, 2003.

No options were granted, expired or exercised, during the years ended December 31, 2004 and 2005.

Summary information regarding options is as follows:

                                                                    Options
                                                                  ----------
Outstanding at December 31, 2002                                   4,000,000

Year ended: December 31, 2003
  Granted                                                          2,550,000
  Exercised                                                       (2,550,000)
                                                                  ----------
Outstanding at December 31, 2003                                   4,000,000

Year ended: December 31, 2004
  No activity
                                                                  ----------
Outstanding at December 31, 2004                                   4,000,000

Year ended: December 31, 2005
  No activity
                                                                  ----------
Outstanding at December 31, 2005                                   4,000,000
                                                                  ==========

Options outstanding and exercisable as of December 31, 2005:

                                                                     Weighted-
                                                                      Average
                                                        Weighted-    Exercise
                                                       Average        Price of
Exercise           Stock                   Stock       Remaining     Warrants
  and            Warrants                Warrants     Contractual   Outstanding
 Price          Outstanding            Exercisable       Life       Exercisable
--------------------------------------------------------------------------------


$0.0250       3,000,000                3,000,000     1.88 years     $0.0250
$0.2500       1,000,000                1,000,000     1.67 years     $0.2500
           ------------            -------------
              4,000,000                4,000,000
           ============            =============

Compensation   expense  for  2005,  2004  and  2003  was  $0,  $0  and  $82,644,
respectively.

NOTE 8 - DEBT FORGIVENESS

Edulink's legal counsel determined that third party collection attempts on certain account payable are barred by California's Statute of Limitation because of their age, lack of prior collection attempts and the absence of agreement by Edulink to extend their due dates. $431,224 and $75,264 of accounts payable were written off to debt forgiveness income in the years ended December 31, 2005 and 2003, respectively.



NOTE 9 - SUMMARIZED QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

Summary data relating to the results of operations for each quarter of the year ended December 31, 2005 is as follows:

                                                                                Three Months Ended
                                       March 31,          June 30,       September 30,        December 31,
                                        2005                2005              2005               2005
                                      ----------         ----------       ----------           -----------
Selling, general
   and administrative                 $    1,000         $    1,000       $    1,000           $    2,500
Interest expense                          54,359             53,501           52,672               52,834
(Gain) loss on
   derivatives                           304,520            294,598         (497,283)             389,854
Forgiveness of debt                            0                  0                0             (431,224)
                                      ----------         ----------       ----------           ----------
Net income (loss)                     $ (359,879)        $ (349,099)      $  443,611           $  (13,964)
                                      ==========         ==========       ==========           ==========
Basic and diluted loss
   per share                              ($0.00)            ($0.00)          ($0.00)              ($0.00)
Weighted average shares
   outstanding                     1,500,000,000      1,500,000,000    1,500,000,000        1,500,000,000


NOTE 10 - COMMITMENTS AND CONTINGENCIES

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

No salaries were paid or accrued in the year ended December 31, 2005.


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

Item 9. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure.

             None.

Item 9A.     Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

     Based on their evaluation as of the end of the period covered by this Annual Report on Form 10-KSB, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) are not effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms. This was the result of communication from the Securities and Exchange Commission whereby management identified several filings which need to be filed which the Company is in the process of doing.

Changes in Internal Controls

     There were no changes in our internal controls during this annual period.

Item 9B.     Other Information.

     None.

                                    PART III

Item 10      Directors and Executive Officers of the Registrant.

Directors and Executive Officers of the Registrant

     Information regarding our directors and executive officers as of March 26, 2006 is set forth below. Each officer's term of office will expire at the first Board of Directors meeting held after our next annual meeting of stockholders. There is no arrangement or understanding between any of the executive officers or any other person pursuant to which such executive officer was selected for the office held. Ronald Rescigno, Co-chair of the Board of Directors and President of EduLink, is the father of Ian Rescigno, EduLink's Senior Vice-President - Operations. The following table sets forth information regarding EduLink's directors and executive officers:

           NAME                AGE    POSITION
      -----------------        ---    ------------------------------------------
      Michael Rosenfeld        64     Co-Chairman of the Board of Directors and
                                      Chief Executive Officer

      Ronald Rescigno          71     Co-Chairman of the Board of Directors and
                                      President
      Dorothy Tucker           56     Senior Vice President - Operations
      Shawn Gross              34     Director

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

Code of Ethics
--------------

     We have not adopted a Code of Ethics.

Item 11.     Executive Compensation.

Compensation of Executive Officers

     The following summary compensation table sets forth all compensation awarded to, earned by, or paid to the named executive officers paid by us during the fiscal years ended December 31, 2005, 2004 and 2003 in all capacities for the accounts of our executives, including the Chief Executive Officer (CEO) and Chief Financial Officer (CFO):


                           SUMMARY COMPENSATION TABLE


                                           ANNUAL COMPENSATION                             LONG-TERM COMPENSATION
                                     ---------------------------------             ---------------------------------------
                                                                                      AWARDS     PAYOUTS
                                                                                   -----------------------
 NAME AND PRINCIPAL POSITION   YEAR   SALARY  BONUS    OTHER ANNUAL   RESTRICTED    SECURITIES    LTIP       ALL OTHER
                                      -------                                       UNDERLYING
                                       ($)                               STOCK       OPTIONS/
                                                       COMPENSATION    AWARD(S)        SARS      PAYOUTS   COMPENSATION
                                     -         ($)         ($)            ($)           (#)        ($)          ($)
                              --------------------------------------------------------------------------------------------
Ronald Rescigno (1)             2005 $      0      0         0       $           0           --        --               --
President, Co-Chairman
                                2004 $      0      0         0       $      90,000           --        --               --
                                2003 $      0      0         0       $           0           --        --               --
Michael Rosenfeld(1)
Chief Executive Officer         2005 $      0      0         0                   0           --        --               --
                                2004 $      0      0         0          208,643.75           --        --               --
                                2003 $      0      0         0             200,000           --        --               --
Ian Rescigno (1)
Senior Vice President of
Operations                      2005 $      0      0         0                   0           --        --               --
                                2004 $      0      0         0          597,555.46           --        --               --
                                2003 $      0      0         0                   0           --        --               --

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

Aggregated Option Exercises and Fiscal Year-End Option Value Table. There were no stock options exercised during fiscal year ending December 31, 2005, by the executive officers named in the Summary Compensation Table.

Long-Term Incentive Plan ("LTIP") Awards Table. There were no awards made to a named executive officer in the last completed fiscal year under any LTIP Stock Options Granted In Last Fiscal Year

     During the fiscal years ended December 31, 2005, 2004, and 2003, the Company did not grant any options to its Chief Executive Officer or any other officer or director.

Employment Agreements

     Ronald Rescigno has been employed as President of EduLink since September 1, 1999, and his employment agreement runs through December 31, 2004. Compensation originally equaled $150,000 per year (the monthly pro-rata compensation from September 1 - December 31, 1999 was waived), plus a bonus equal to the greater of 10% of the Net Pre-Tax Profits or 10% of the Net Cash Flow of EduLink computed annually, but not to exceed an amount equal to $300,000 for each of the calendar years 2000 and 2001 and $450,000 for each of the calendar years 2002, 2003 and 2004; in addition, Dr. Rescigno is entitled to four weeks vacation, annually, fifteen paid sick days annually, and insurance benefits. The agreement also originally provided that warrants to purchase 5,717,650 shares of EduLink's common stock at $.0022 per share were to be issued to Dr. Rescigno upon completion of each of the Design Phase, the Build-Out Elements, the Beta Test and the National launch of the proposed Smart Schoolhouse system for the 7th and 8th grades. These warrants were to vest ratably over 7 years from the date of issuance. In 2000, following the issuance of warrants for completion of the Design Phase but prior to the issuance of any of the remaining warrants, the agreement was amended to eliminate the right to receive the remaining warrants in exchange for $50,000 additional salary in 2000. Dr. Rescigno must devote all of his work efforts to EduLink, Inc. for the term of his employment agreement. This agreement has since expired.

     Michael Rosenfeld has been employed as Chief Executive Officer of EduLink since September 1, 1999, and his employment agreement runs through December 31, 2004. Compensation originally equaled $150,000 per year (the monthly pro-rata compensation from September 1 - December 31, 1999 was waived), plus a bonus equal to the greater of 10% of the Net Pre-Tax Profits or 10% of the Net Cash Flow of EduLink computed annually, but not to exceed an amount equal to $300,000 for each of the calendar years 2000 and 2001 and $450,000 for each of the calendar years 2002, 2003, and 2004; in addition, Mr. Rosenfeld is entitled to four weeks vacation, annually, fifteen paid sick days, annually, and insurance benefits. The agreement also originally provided that warrants to purchase 5,717,650 shares of EduLink's common stock at $.0022 per share were to be issued to Mr. Rosenfeld upon completion of each of the Design Phase, the Build-Out Elements, the Beta Test and the National launch of the proposed Smart Schoolhouse system for the 7th and 8th grades. These warrants were to vest ratably over 7 years from the date of issuance. In 2000, following the issuance of warrants for completion of the Design Phase but prior to the issuance of any of the remaining warrants, the agreement was amended to eliminate the right to receive the remaining warrants in exchange for $50,000 additional salary in 2000. In June 2003, Mr. Rosenfeld's annual salary was voluntarily reduced to $30,000. Mr. Rosenfeld may render outside services so long as it does not interfere with his obligation as an officer of EduLink. This agreement has since expired.

     Ian Rescigno has been employed as Senior Vice President of Operations for EduLink since September 1, 1999, and his employment agreement runs through December 31, 2004. Compensation originally equaled $90,000 per year (the monthly pro-rata compensation from September 1 - December 31, 1999 was waived), plus a bonus equal to the greater of 10% of the Net Pre-Tax Profits or 10% of the Net Cash Flow of EduLink computed annually, but not to exceed an amount equal to $180,000 for each of the calendar years 2000 and 2001 and $270,000 for each of the calendar years 2002, 2003, and 2004; in addition, the employee is entitled to four weeks vacation, annually, and fifteen paid sick days, annually, and insurance benefits. The agreement also originally provided that warrants to purchase 5,717,650 shares of EduLink's common stock at $.0022 per share were to be issued to Mr. Rescigno upon completion of each of the Design Phase, the Build-Out Elements, the Beta Test and the National launch of the proposed Smart Schoolhouse system for the 7th and 8th grades. These warrants were to vest ratably over 7 years from the date of issuance. In 2000, following the issuance of warrants for completion of the Design Phase but prior to the issuance of any of the remaining warrants, the agreement was amended to eliminate the right to receive the remaining warrants in exchange for $30,000 additional salary in 2000. In February 2000, Mr. Rescigno was issued additional warrants to purchase 34,305,000 shares of common stock at an exercise price of $.0022 per share. Mr. Rescigno must devote all of his work efforts to EduLink, Inc. for the term of his employment agreement. This agreement has since expired.

     Each of these employees waived compensation during the second quarter of 2002 and deferred receipt of any compensation from July 1, 2002 through December 31, 2003. In May 2004, the employment agreements with Ronald and Ian Rescigno were terminated and in September 2004 the employment contract with Michael Rosenfeld was terminated.


Compensation of Directors

     Directors are entitled to reimbursement of expenses incurred in attendance of Board Meeting and fulfilling their duties as a director.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

     The following table shows the stockholdings of all directors and executive officers of the Company, principal stockholders who own beneficially more than five percent of the Company's 2,016,061,636 issued and outstanding common stock, and all directors and officers of the Company as a group as of May 19, 2006.

Name and Address of Beneficial Owner         Number            Percentage (1)
------------------------------------         ------            -------------

MICHAEL ROSENFELD (2)                      199,752,789(3)             9.91%
RONALD RESCIGNO (2)                        172,233,276(4)             8.54%
IAN RESCIGNO (2)                           773,822,600(5)            38.38%
DOROTHY TUCKER (2)                           5,717,647(6)             0.28%
SHAWN GROSS (2)                              7,000,000(7)             0.35%
ALL EXECUTIVE OFFICERS AND                 368,752,353               57.43%
DIRECTORS AS A GROUP (5 PERSONS)

(1) Calculated on the basis of 2,016,061,636 shares of common stock issued and outstanding on May 19, 2006, including the 735,000,000 shares of our common stock issued to Ian Rescigno pursuant to a default judgment entered in the Los Angeles Superior Court on February 28, 2006, which resulted in an issuance in excess of our authorized capital stock of 1,500,000,00. For purposes of this table, a person or group of persons is deemed to have "beneficial ownership" of any shares which such person has the right to acquire within 60 days after the date of this filing. For purposes of computing the percentage of outstanding shares held by each person or group of persons named above on the date of this filing, any security which such person or group of persons has the right to acquire within 60 days after such date is deemed to be outstanding for the purpose of computing the percentage ownership for such person or persons, but is not deemed to be outstanding for the purpose of computing the percentage ownership of any other person.

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

Item 14.     Principal Accounting Fees and Services.


Audit Fees
----------

     For our fiscal year ended December 31, 2005, we were billed approximately $19,000 for professional services rendered for the audit and reviews of our financial statements. For our fiscal year ended December 31, 2004, we were billed approximately $19,000_ for professional services rendered for the audit and reviews of our financial statements.

Tax Fees
--------

     For the Company's fiscal year ended December 31, 2005 and December 31, 2004, we were not billed for professional services rendered for tax compliance, tax advice, and tax planning.

All Other Fees
--------------

     The Company did not incur any other fees related to services rendered by our principal accountant for the fiscal year ended December 31, 2005 and December 31, 2004.


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

3.1.1       rticles of Incorporation of URREA Enterprises, Inc.      Incorporated by reference to Form 10-12G
           A                                                         filed on March 14, 2000

3.2         y-laws of EduLink Inc.                                   Incorporated by reference to Form 10-12G
           B                                                         filed on March 14, 2000

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