Form 10-Q
period 2006-03-31
EDULINK INC
filed 2006-11-01
CIK 1023008

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                                   (Mark One)

|X| QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006

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

|X| Yes    |_| No

As of March 31, 2006, there were 1,500,000,000 outstanding shares of the Registrant's Common Stock, $0.001 par value.

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

                         PART I - FINANCIAL INFORMATION

Item 1.     Financial Statements.

                                  EDULINK, INC.
                          (a development stage company)
                                 BALANCE SHEETS
                                   (unaudited)


                                                                                             March 31,     December 31,
                                                                                               2006            2005
                                                                                          -------------------------------
                                   ASSETS
TOTAL ASSETS                                                                              $            -   $           -
                                                                                          ===============================


                    LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities:
Accounts payable and accrued expenses                                                     $       138,972  $     132,293
Compensation payable                                                                              189,772        189,772
Loan payable, net of unamortized debt discount of $9,269 and $37,634, respectively                240,731        212,366
Due to related party                                                                               47,325         47,325
Accrued interest                                                                                  112,362         88,116
Stock payable                                                                                     100,000        100,000
Derivative liability                                                                              440,045        910,709
                                                                                          -------------------------------

TOTAL CURRENT LIABILITIES                                                                       1,269,207      1,680,581
                                                                                          -------------------------------

Stockholders' Deficit
Common stock, par value $0.001, 1,500,000,000 shares authorized,
           1,500,000,000 shares issued and outstanding                                          1,500,001      1,500,001
Additional paid-in capital                                                                     16,343,350     16,343,350
Deficit accumulated during the development stage                                              (19,112,558)   (19,523,932)
                                                                                          -------------------------------

Total Stockholders' Deficit                                                                    (1,269,207)    (1,680,581)
                                                                                          -------------------------------

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                                               $             -  $           -
                                                                                          ===============================

                                  EDULINK, INC.
                          (a development stage company)
                            STATEMENTS OF OPERATIONS
         Three Months ended March 31, 2006 and 2005 and the Period from
                 January 25, 1996 (Inception) to March 31, 2006
                                   (unaudited)

                                                                 Three Months         Three Months          Inception
                                                                    Ended                Ended               through
                                                                  March 31,            March 31,            March 31,
                                                                     2006                 2005                 2006
                                                             ---------------------------------------------------------------
License Fee Income                                           $                  -   $                -    $          50,000


Selling, general and administrative                                         6,680                1,000           18,851,380
Impairment of property and equipment                                            -                    -               18,572
Interest expense                                                           52,610               54,359              753,288
(Gain) loss on derivatives                                               (470,664)             304,520              190,045
Interest income                                                                 -                    -             (144,239)
Forgiveness of debt                                                             -                    -             (506,488)

                                                             ---------------------------------------------------------------
NET INCOME (LOSS)                                            $            411,374   $         (359,879)   $     (19,112,558)
                                                             ===============================================================

BASIC AND DILUTED INCOME (LOSS)
PER SHARE                                                    $               0.00   $           (0.00)               N/A
WEIGHTED-AVERAGE SHARES OUTSTANDING                                 1,500,000,000        1,500,000,000               N/A


                                  EDULINK, INC.
                          (a development stage company)
                            STATEMENTS OF CASH FLOWS
               Three Months ended March 31, 2006 and 2005 and the
           Period from January 25, 1996 (Inception) to March 31, 2006
                                   (unaudited)

                       Three Months Three Months Inception
                               Ended Ended through

                                                                      March 31,     March 31,     March 31,
                                                                        2006          2005           2006
                                                                  -------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
 Net income (loss)                                                $     411,374  $   (359,879) $ (19,112,558)
 Adjustments to reconcile net income (loss)
 to net cash used in operating activities
  Stock for services                                                          -             -      3,322,436
  Additional stock issued under note conversion                               -             -        354,346
  Stock for settlement of dispute                                             -             -        223,500
  Option and warrant expense                                                  -             -      3,530,974
  Change in fair value of derivative liability                         (470,664)      304,520        190,045
  Accretion of debt discount on loan payable                             28,365        31,962        288,531
  Forgiveness of debt                                                         -             -       (506,488)
  Impairment of property and equipment                                        -             -         18,572
  Compensation waived by officers                                             -             -        270,403
 Change in:
  Prepaid expenses                                                            -         7,397              -
  Accounts payable and accrued expenses                                  30,925        16,000      1,021,430
                                                                  -------------------------------------------
Net cash used in operating activities                                         -             -    (10,398,809)
                                                                  -------------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES
 Purchase of property and equipment                                           -             -        (18,572)
                                                                  -------------------------------------------
Net cash used in investing activities                                         -             -        (18,572)
                                                                  -------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES
 Proceeds from sale of common stock,
 net of offering costs                                                        -             -      9,370,177
 Proceeds from issuance of debenture                                          -             -        250,000
 Proceeds from issuance of bridge notes
 and other short-term notes payable                                           -             -        933,260
 Payments on bridge notes and other
 short-term notes payable                                                     -             -       (136,056)
                                                                  -------------------------------------------
Net cash provided by financing activities                                     -             -     10,417,381
                                                                  -------------------------------------------

Net change in cash                                                            -             -              -

CASH, BEGINNING OF PERIOD                                                     -             -              -
                                                                  -------------------------------------------

CASH, END OF PERIOD                                               $           -  $          -  $           -
                                                                  ===========================================

NON-CASH TRANSACTIONS
 Conversion of notes and accrued
 interest to common stock                                         $           -  $           - $     781,033
 Contribution of accrued compensation
 to officers to additiona  paid in capital                                    -              -        97,500
Discount on debt                                                              -              -       297,800


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


NOTE 2 - LOANS PAYABLE

Edulink borrowed $250,000 in May 2004 through several notes with the same terms. The notes are due in May 2006, carry initial interest of 12%, default interest of 15% and are secured by all assets of Edulink. The notes are convertible at the lower of $.005 or 50% of the average of the three lowest prices during the 20 day period prior to conversion. The lender received two puts (a) the lender cannot receive shares for conversion that would make the lender's ownership of Edulink greater than 19.99% of total shares outstanding of Edulink. If the lender reaches 19.99% ownership of Edulink, the lender can require Edulink to pay 130% of principal and unpaid interest. (b)If a default event occurs, the lender can require Edulink to pay 130% of principal and unpaid interest. In addition to the notes payable, the lender received 750,000 warrants to purchase Edulink's common stock. The warrants have an exercise price of $.005 and expire in May 2009. The convertible notes were determined to have a compound embedded derivative consisting of the conversion option and the puts and the warrants were determined to be freestanding derivatives. See note 3 for details. The derivatives resulted in a discount to the convertible notes carrying amount at inception of the notes. The discount will be amortized over the maturity period of the notes using the effective interest method. The carrying value as of March 31, 2006 and December 31, 2005 was determined as follows:

                                                      2006              2005
                                                   ---------          ---------
      Face value of notes                          $ 250,000          $ 250,000
      Less: discount for derivatives                (250,000)          (250,000)
      Add: amortization of discount                  240,731            212,366
                                                   ---------          ---------
      Carrying value                               $ 240,731          $ 212,366
                                                   =========          =========

NOTE 3 - DERIVATIVE INSTRUMENTS

Edulink evaluated the application of SFAS 133 and EITF 00-19 for the convertible debentures and warrants issued in fiscal 2004. Based on the guidance in SFAS 133 and EITF 00-19, Edulink concluded all of these instruments were required to be accounted for as derivatives. SFAS 133 and EITF 00-19 require Edulink bifurcate and separately account for the conversion features and puts of the debentures as embedded derivatives. Pursuant to SFAS 133, Edulink bifurcated the conversion features and puts from the debentures because the economic characteristics and risks of the conversion features and puts were determined to not be clearly and closely related to the economic characteristics and risks of the debentures. In addition, because there was no explicit cap on the amount of shares that might be required to be issued pursuant to the conversion features, Edulink determined that the warrants met the attributes of a liability and therefore recorded the fair value of the conversion features and puts as a compound derivative and the warrants freestanding derivatives. Edulink is required to record the fair value of the derivatives on its balance sheet as liabilities at fair value with changes in the values of these derivatives reflected in the statement of operations as "Gain or loss on derivatives." The impact of the application of SFAS 133 and EITF 00-19 on the balance sheets as of March 31, 2006 and December 31, 2005 and the impact on the statements of operations for the three months ended March 31, 2006 are as follows:

                                            December 31,2005      March 31, 2006           (Gain)Loss

Derivative liability - debentures       $            910,308   $             439,786   $          (470,522)
Derivative liability - warrants                          401                     259                  (142)
                                        ---------------------  ----------------------  ---------------------
Total                                   $            910,709   $             440,045   $          (470,664)
                                        =====================  ======================  =====================


Edulink uses the Black-Scholes valuation model for calculation of the value of derivative liabilities. The company uses volatility rates based upon the closing stock price of its common stock, risk free interest rates which are the U.S. Treasury bill rate for securities with a maturity that approximates the estimated expected life of a derivative, closing market prices of common stock on the date of issuance of a derivative or at the end of a quarter when a derivative is valued at fair value. The volatility factor used in the Black-Scholes pricing model has a significant effect on the resulting valuation of the derivative liabilities on the balance sheets. The following table shows the volatility, risk free rate and market price used in the calculation of the Black-Scholes call value for the debentures and warrants at March 31, 2006.


                         Volatility    Risk Free Rate     Market Price         Term in Years
At Issuance date for:
Debentures                  269%         4.82%            $    0.0004                1
Warrants                    226%         4.83%            $    0.0004              3.1


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

     The Company raised $10,417,381, net of expenses, as of December 31, 2005, toward the goal of a total of $13.5 million, primarily through the private placement of its common stock. And as of March 31, 2006, the Company had not raised any additional investment funds.

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

RESULTS OF OPERATIONS

     Three Months Ended March 31, 2006 as compared to Three Months Ended March 31, 2005.


                                            FOR THREE MONTHS ENDED MARCH 31,

    Income statement:                        2006                2005
                                          -------------       -------------

    Revenue                               $          --       $          --
    Interest Income                       $          --       $          --
    Software Development Costs            $          --       $          --
    General and Administrative Expenses   $       6,680       $       1,000
    Interest expense                             52,610              54,359
    (Gain) loss on derivatives                 (470,664)            304,520

    Total Expenses                        $      59,290       $     359,879

    Net Gain (Loss)                       $     411,374       $    (359,879)

    Revenue

     EduLink is a development stage enterprise and has spent most of its efforts during the past six years in developing its core technology content management system, initially contemplated to constitute a Smart Schoolhouse web-based software system. The Company has generated only $50,000 in revenues as of March 31, 2006. EduLink's cumulative losses from inception through March 31, 2006 are $ (18,867,266).

     Interest Income

     Interest income remained the same from the same period in 2005.

     General and Administrative Expenses

General and administrative expenses increased by $5,680 to $6,680 for the period ended March 31, 2006, compared with $1,000 from the period ended March, 2005.

     Liquidity and Capital Resources

     Since 1996, EduLink has financed its working capital needs through capital contributions by stockholders, private placement of common equity and bridge loans. As of June 30, 2005, the Company had $0 in cash. As of September 30, 2005, the Company had $0 cash. As of December 31, 2005, the Company had $0 in cash. As of March 31, 2006, the Company had $0 in cash.

     The Company's current cash resources will not be sufficient to meet its immediate requirements. The Company is not currently generating sufficient revenues to fund its ongoing operations and without additional capital the Company will not be able to operate.

     As indicated above under the caption "Overview," the estimated cost of EduLink's development program and its projected expenses during the period April 1, 2006 through March 31, 2007 will require $3 million in funds to provide the anticipated cash requirements. Changes in the Company's development program or other changes affecting operating expenses could alter the timing and amount of expenditures and therefore the amount and timing of when the Company will require additional funding. Our independent auditor, Malone & Bailey, PC, has expressed substantial doubt as to EduLink's ability to continue as a going concern for the year ended December 31, 2005, based on significant operating losses that EduLink has incurred since inception and the fact that EduLink is currently in default of its bridge notes payable. EduLink currently plans to raise funds through either revenue generated from licensing its software or the private placement of its equity or debt securities, or a combination of both, in order to meet its ongoing cash needs. However, the additional funding the Company requires may not be available on acceptable terms or at all. If the Company cannot obtain adequate funding, it will be required to shutdown operations.

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


Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

     On March 6, 2006, the Company issued 735,000,000 shares to Ian Rescigno pursuant to a default judgment that was entered against us in the Los Angeles Superior Court. The Judgment ordered Standard Registrar and Transfer Company, Inc., our transfer agent, to issue to Ian Rescigno 735,000,000 shares of our common stock for breaching a settlement agreement which arose from an employment agreement dispute with Mr. Rescigno. The transfer agent's issuance on March 6, 2006 resulted in an issuance above our authorized common stock of 1,500,000,000. These shares of our common stock qualified for exemption under Section 4(2) of the Securities Act of 1933 since the issuance shares by us did not involve a public offering. The offering was not a "public offering" as defined in Section 4(2) due to the insubstantial number of persons involved in the deal, size of the offering, manner of the offering and number of shares offered. We did not undertake an offering in which we sold a high number of shares to a high number of investors. In addition, the investors had the necessary investment intent as required by Section 4(2) since they agreed to and received a share certificate bearing a legend stating that such shares are restricted pursuant to Rule 144 of the 1933 Securities Act. This restriction ensures that these shares would not be immediately redistributed into the market and therefore not be part of a "public offering." Based on an analysis of the above factors, we have met the requirements to qualify for exemption under Section 4(2) of the Securities Act of 1933 for this transaction.

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