Form 10-Q
period 2006-06-30
EDULINK INC
filed 2006-11-01
CIK 1023008

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                                   (Mark One)

|X| QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006

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

|X| Yes |_| No

     As of June 30, 2006, there were 1,500,000,000 outstanding shares of the Registrant's Common Stock, $0.001 par value.

                                  EDULINK, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                                TABLE OF CONTENTS


PART I - FINANCIAL INFORMATION                                                                             3

     Item 1. Financial Statements                                                                          3

     Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operation          7

     Item 3. Quantitative and Qualitative Disclosures About Market Risk

     Item 4. Controls and Procedures                                                                       11

PART II - OTHER INFORMATION                                                                                11

     Item 1. Legal Proceedings                                                                             11

     Item 1A. Risk Factors

     Item 2. Unregistered Sales of Equity Securities and Use of Proceeds                                   11

     Item 3. Defaults Upon Senior Securities                                                               11

     Item 4. Submission of Matters to a Vote of Security Holders                                           11

     Item 5. Other Information                                                                             11

     Item 6. Exhibits                                                                                      12

SIGNATURES                                                                                                 13

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

                         PART I - FINANCIAL INFORMATION

Item 1.     Financial Statements.

                                EDULINK, INC.
                        (a development stage company)
                               BALANCE SHEETS
                                 (unaudited)


                                                                                             June 30,      December 31,
                                                                                               2006            2005
                                                                                          -------------------------------
                                   ASSETS
TOTAL ASSETS                                                                              $             -   $          -
                                                                                          ===============================


                    LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities:
Accounts payable and accrued expenses                                                     $       139,972   $    132,293
Compensation payable                                                                              189,772        189,772
Loan payable, net of unamortized debt discount of $0 and $37,634, respectively                    250,000        212,366
Due to related party                                                                               47,325         47,325
Accrued interest                                                                                  136,712         88,116
Stock payable                                                                                     100,000        100,000
Derivative liability                                                                              440,515        910,709
                                                                                          -------------------------------

TOTAL CURRENT LIABILITIES                                                                       1,304,296      1,680,581
                                                                                          -------------------------------

Stockholders' Deficit
Common stock, par value $0.001, 1,500,000,000 shares authorized,
           1,500,000,000 shares issued and outstanding                                          1,500,001      1,500,001
Additional paid-in capital                                                                     16,343,350     16,343,350
Deficit accumulated during the development stage                                              (19,147,647)   (19,523,932)
                                                                                          -------------------------------

Total Stockholders' Deficit                                                                    (1,304,296)    (1,680,581)
                                                                                          -------------------------------

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                                               $             -   $          -
                                                                                          ===============================

                                  EDULINK, INC.
                          (a development stage company)
                            STATEMENTS OF OPERATIONS
      Three and Six Months ended June 30, 2006 and 2005 and the Period from
                  January 25, 1996 (Inception) to June 30, 2006
                                   (unaudited)


                                               Three Months    Three Months    Six Months      Six Months      Inception
                                                   Ended          Ended           Ended          Ended          through
                                                 June 30,        June 30,       June 30,        June 30,       June 30,
                                                   2006            2005           2006            2005           2006
                                              ------------------------------------------------------------------------------
License Fee Income                            $             -  $           -   $           -  $           -    $     50,000

Selling, general and administrative                     1,000          1,000           7,679          2,000      18,852,379
Impairment of property and equipment                        -              -               -              -          18,572
Interest expense                                       33,619         53,501          86,230        107,860         786,908
(Gain) loss on derivatives                                470        294,598        (470,194)       599,118         190,515
Interest income                                             -              -               -              -        (144,239)
Forgiveness of debt                                         -              -               -              -        (506,488)

                                              ------------------------------------------------------------------------------
NET INCOME (LOSS)                             $       (35,089) $    (349,099)  $     376,285  $    (708,978)   $(19,147,647)
                                              ==============================================================================

BASIC AND DILUTED INCOME (LOSS)
PER SHARE                                     $         (0.00) $       (0.00)  $        0.00  $       (0.00)      N/A
WEIGHTED-AVERAGE SHARES OUTSTANDING             1,500,000,000  1,500,000,000   1,500,000,000  1,500,000,000       N/A


                                  EDULINK, INC.
                          (a development stage company)
                            STATEMENTS OF CASH FLOWS
                 Six Months ended June 30, 2006 and 2005 and the
            Period from January 25, 1996 (Inception) to June 30, 2006
                                   (unaudited)

                         Six Months Six Months Inception
                               Ended Ended through

                                                   June 30,      June 30,       June 30,
                                                     2006          2005           2006
                                                 -------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)                                $     376,285   $  (708,978) $ (19,147,647)
Adjustments to reconcile net income (loss)
 to net cash used in operating activities
Stock for services                                           -             -      3,322,436
Additional stock issued under note conversion                -             -        354,346
Stock for settlement of dispute                              -             -        223,500
Option and warrant expense                                   -             -      3,530,974
Change in fair value of derivative liability          (470,194)      599,118        190,515
Accretion of debt discount on loan payable              37,634        62,984        297,800
Forgiveness of debt                                          -             -       (506,488)
Impairment of property and equipment                         -             -         18,572
Compensation waived by officers                              -             -        270,403
Change in:
Prepaid expenses                                             -        14,876              -
Accounts payable and accrued expenses                   56,275        32,000      1,046,780
                                                 -------------------------------------------
Net cash used in operating activities                        -             -    (10,398,809)
                                                 -------------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment                           -             -        (18,572)
                                                 -------------------------------------------
Net cash used in investing activities                        -             -        (18,572)
                                                 -------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sale of common stock,
 net of offering costs                                       -             -      9,370,177
Proceeds from issuance of debenture                          -             -        250,000
Proceeds from issuance of bridge notes and
other short-term n-tes payable                               -        933,260
Payments on bridge notes and other
 short-term notes payable                                    -             -       (136,056)
                                                 -------------------------------------------
Net cash provided by financing activities                    -             -     10,417,381
                                                 -------------------------------------------

Net change in cash                                           -             -              -

CASH, BEGINNING OF PERIOD                                    -             -
                                                 -------------------------------------------

CASH, END OF PERIOD                              $           -   $         -  $           -
                                                 ===========================================

NON-CASH TRANSACTIONS
Conversion of notes and accrued interest
 to common stock                                 $           -   $         -  $     781,033
Contribution of accrued compensation to officers
 to additiona  paid in capital                               -             -         97,500
Discount on debt                                             -             -        297,800

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


NOTE 2 - LOANS PAYABLE

Edulink borrowed $250,000 in May 2004 through several notes with the same terms. The notes are due in May 2006, carry initial interest of 12%, default interest of 15% and are secured by all assets of Edulink. The notes are convertible at the lower of $.005 or 50% of the average of the three lowest prices during the 20 day period prior to conversion. The lender received two puts (a) the lender cannot receive shares for conversion that would make the lender's ownership of Edulink greater than 19.99% of total shares outstanding of Edulink. If the lender reaches 19.99% ownership of Edulink, the lender can require Edulink to pay 130% of principal and unpaid interest. (b)If a default event occurs, the lender can require Edulink to pay 130% of principal and unpaid interest. In addition to the notes payable, the lender received 750,000 warrants to purchase Edulink's common stock. The warrants have an exercise price of $.005 and expire in May 2009. The convertible notes were determined to have a compound embedded derivative consisting of the conversion option and the puts and the warrants were determined to be freestanding derivatives. See note 3 for details. The derivatives resulted in a discount to the convertible notes carrying amount at inception of the notes. The discount will be amortized over the maturity period of the notes using the effective interest method. The carrying value as of June 30, 2006 and December 31, 2005 was determined as follows:

                                                     2006              2005
                                                   ---------          ---------
       Face value of notes                         $ 250,000          $ 250,000
       Less: discount for derivatives               (250,000)          (250,000)
       Add: amortization of discount                 250,000            212,366
                                                   ---------          ---------
       Carrying value                              $ 250,000          $ 212,366
                                                   =========          =========

NOTE 3 - DERIVATIVE INSTRUMENTS

Edulink evaluated the application of SFAS 133 and EITF 00-19 for the convertible debentures and warrants issued in fiscal 2004. Based on the guidance in SFAS 133 and EITF 00-19, Edulink concluded all of these instruments were required to be accounted for as derivatives. SFAS 133 and EITF 00-19 require Edulink bifurcate and separately account for the conversion features and puts of the debentures as embedded derivatives. Pursuant to SFAS 133, Edulink bifurcated the conversion features and puts from the debentures because the economic characteristics and risks of the conversion features and puts were determined to not be clearly and closely related to the economic characteristics and risks of the debentures. In addition, because there was no explicit cap on the amount of shares that might be required to be issued pursuant to the conversion features, Edulink determined that the warrants met the attributes of a liability and therefore recorded the fair value of the conversion features and puts as a compound derivative and the warrants freestanding derivatives. Edulink is required to record the fair value of the derivatives on its balance sheet as liabilities at fair value with changes in the values of these derivatives reflected in the statement of operations as "Gain or loss on derivatives." The impact of the application of SFAS 133 and EITF 00-19 on the balance sheets as of June 30, 2006 and December 31, 2005 and the impact on the statements of operations for the three and six months ended June 30, 2006 are as follows:

 Six Months Ended:                                       December 31, 2005         June 30,2006           (Gain) Loss

Derivative liability - debentures                         $        910,308     $           440,129     $        (470,179)
Derivative liability - warrants                                        401                     386                   (15)
                                                          ----------------     -------------------     -----------------
Total                                                              910,709                 440,515              (470,194)
                                                          ================     ===================     =================

 Three Months Ended:
                                                          March 31, 2006           June 30, 2006          (Gain)Loss

Derivative liability - debentures                       $          439,786     $           440,129     $              343
Derivative liability - warrants                                        259                     386                    127
                                                        ------------------     -------------------     ------------------
Total                                                   $          440,045     $           440,515     $              470
                                                        ==================     ===================     ==================

Edulink uses the Black-Scholes valuation model for calculation of the value of derivative liabilities. The company uses volatility rates based upon the closing stock price of its common stock, risk free interest rates which are the U.S. Treasury bill rate for securities with a maturity that approximates the estimated expected life of a derivative, closing market prices of common stock on the date of issuance of a derivative or at the end of a quarter when a derivative is valued at fair value. The volatility factor used in the Black-Scholes pricing model has a significant effect on the resulting valuation of the derivative liabilities on the balance sheets. The following table shows the volatility, risk free rate and market price used in the calculation of the Black-Scholes call value for the debentures and warrants at June 30, 2006.

                       Volatility     Risk Free      Market Price Term in Years
                                         Rate
At Issuance date for:
Debentures                 269%           5.12%       $    0.0006           1
Warrants                   226%           5.12%       $    0.0006         2.8

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

The Company raised $10,417,381, net of expenses, as of December 31, 2005, toward the goal of a total of $13.5 million, primarily through the private placement of its common stock. And as of June 30, 2006, the Company had not raised any additional investment funds.

RESULTS OF OPERATIONS

Three  Months  Ended June 30, 2006 as compared  to Three  Months  Ended June 30,
2005.


                                              FOR THREE MONTHS ENDED JUNE 30,

  Income statement:                               2006                2005
                                            -------------        --------------

  Revenue                                   $          --        $           --
  Interest Income                           $          --        $           --
  Software Development Costs                $          --        $           --
  General and Administrative Expenses       $       1,000        $        1,000
  Interest Expense                          $      33,619        $       53,501
  (Gain) loss on derivatives                $         470        $      294,598

  Total Expenses                            $      35,089        $      349,099

  Net Loss                                  $     (35,089)       $    (349,099)

  Revenue

     EduLink is a development stage enterprise and has spent most of its efforts during the past six years in developing its core technology content management system, initially contemplated to constitute a Smart Schoolhouse web-based software system. The Company has generated only $50,000 in revenues as of June 30, 2006. EduLink's cumulative losses from inception through June 30, 2006 are $ (19,147,647).

     Interest Income

     Interest income remained the same from the same period in 2005.

     General and Administrative Expenses

General and administrative expenses remained the same during the period ended June 30, 2006, compared with the period ended June 30, 2005.

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