Form 10-Q
period 2006-10-31
EDULINK INC
filed 2006-12-20
CIK 1023008

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2006

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ___________

Commission File number 000-29953

EDULINK, INC.
(Exact name of registrant as specified in its charter)

Nevada	95-4562316
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

598 Broadway, 3rd Floor, New York, NY	10012
(Address of principal executive offices)	(Zip Code)

(646) 839-5500
(Registrant’s telephone number, including area code)

Indicate by check mark if the registrant (1) has filed reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Company was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes ☐ No ☒

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer ☐  Accelerated Filer ☐  Non-Accelerated Filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
☐ Yes ☒ No

As of December 15, 2006, we had 1,500,000,000 outstanding shares of Common Stock, $0.001 par value.

EDULINK, INC.

Except as otherwise required by the context, all references in this report to "we", "us”, "our", “EduLink”, “MYIQ”, “Mega Media Group”, “MMG” or "Company" refer to the consolidated operations of EduLink, Inc., a Nevada corporation, and its wholly owned subsidiary Mega Media, Inc., a New York corporation, and its wholly-owned subsidiaries.

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

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements.
EDULINK, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	October 31,	January 31,
ASSETS	2006	2006
Current Assets	(unaudited)
Cash	$77,762	$12,418
Accounts receivable, net	142,330	152,763
Prepaid Expenses	197,139	-
Total Current Assets	417,231	165,181

Fixed assets, net	743,681	465,590
Master records, net	306,676	128,621
Advances	20,000	-
Note Receivable-Gladiator	-	-
Deposits	225,486	183,486
Other	16,010	16,010

TOTAL ASSETS	$1,729,084	$958,888

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
Accounts payable	$584,348	$291,642
Sales tax payable	892	892
Payroll taxes payable	163,388	26,291
Accrued Offices' Compensation	419,272	-
Equipment loan - current portion	14,924	14,924
Equipment lease - current portion	19,440	-
Loans payable	890,000	440,000
Due to related party	491,780	-
Deferred revenues	320,777
Accrued interest	171,576	-
Stock payable	100,000
Payable to shareholders	485,118	355,186
Total Current Liabilities	3,661,515	1,128,935

Equipment Loan Payable	49,821	65,449
Equipment Lease Payable	55,080	-
Derivative liability - conversion option	724,317	-
Derivative liability - warrants	1,122	-
TOTAL LIABILITIES	4,491,855	1,194,384

Commitments and contingencies	-	-

Stockholders' Deficit
Preferred stock, $.001 par value, 20,000,000 shares authorized, 14,492,000 shares issued and outstanding (Note 3)	14,492	2,500

Common stock, $.001 par value, 1,500,000,000 shares authorized, 1,500,000,000 shares issued and oustanding as of 10/31/06 and 3,175,000 shares issued and outstanding as of 10/31/05	1,500,000	3,175

Additional paid-in capital	20,416,173	2,629,328
Deferred compensation	(1,392)
Accumulated Deficit	(24,692,044)	(2,870,499)

Total Stockholders' Deficit	(2,762,771)	(235,496)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$1,729,084	$958,888

The accompanying notes are an integral part of these financial statements.

EDULINK, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	Nine Months Ended October 31		Three Months Ended October 31,
	2006	2005	2006	2005
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Revenues:
Advertising revenues	$2,379,108	1,825,301	$845,715	639,695
Other revenues	40,508	216,139	29,708	18,736

Total Revenues	2,419,616	2,041,440	875,423	658,431

Operating Expenses	2,279,720	1,789,024	821,977	724,137
Selling, general and administrative	2,205,521	1,149,029	1,023,142	338,191
Depreciation and amortization	244,785	185,058	44,455	69,125

	4,730,025	3,123,110	1,889,574	1,131,453

Net loss from operations	(2,310,409)	(1,081,670)	(1,014,151)	(473,022)

Other Expenses:
Loss on derivatives	284,924	-	284,924	-
Interest	78,565	18,639	50,053	14,900

Net loss before tax benefit	(2,673,898)	(1,100,309)	(1,349,128)	(487,922)

Tax benefit

Net loss	$(2,673,898)	$(1,100,309)	$(1,349,128)	$(487,922)

The accompanying notes are an integral part of these financial statements.

EDULINK, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended October 31,
	2006		2005
	(unaudited)		(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(2,673,898)		$(1,100,309)
Adjustments to reconcile net loss to net cash
used by operating activities:
Depreciation and amortization	244,785		185,058
Allowance for doubtful accounts	-
Change in fair value of derivative liability	284,924		-
Preferred stock issued	11,992		-
Deffered stock compensation	(1,392)
Changes in operating assets and liabilities:
(Increase) in accounts receivable	10,433		(185,983)
(Increase) decrease in advances	(20,000)
(Increase) decrease in prepaid expenses	(197,139)		-
(Increase) decrease in other current assets			(2,214)
(Increase) in other	-		(10,410)
Increase (decrease) in bank overdraft	-		-
Increase in accounts payable	155,734		216,137
Increase in sales tax payable	-		-
Increase in lease payable	74,520		-
Increase in accrued officers' compensation	229,500		-
Increase in accrued expenses	34,864
Increase in deferred revenue	320,777
Increase in payroll liabilities	134,096		41,964
Total adjustments	1,283,093		244,552
NET CASH USED BY OPERATING ACTIVITIES	(1,390,805)		(855,757)

CASH FLOWS FROM INVESTING ACTIVITIES:
Master records	(306,676)		(366,585)
Fixed assets	(394,255)		(179,289)
Investment in Gladiator	-		(260,000)
Deposits	(42,000)		(172,486)
CASH USED BY INVESTING ACTIVITIES	(742,931)		(978,360)

CASH FLOWS FROM FINANCING ACTIVITIES:
Loan proceeds, net of repayments	(15,628)		84,662
Proceeds from issuance of debenture	200,000		-
Loans from shareholders	(130,068)		945,296
Loans from related parties	444,455
Sale of common stock	1,700,321		839,360
CASH PROVIDED BY FINANCING ACTIVITIES	2,199,080		1,869,319

NET INCREASE IN CASH	65,344		35,201

CASH: Beginning of period	12,418		(12,440)
End of period	$77,762		$22,761

Supplemental disclosure of noncash financing and investing activities:
Cash paid during the period for income taxes	$2,275		$1,675
Cash paid during the period for interest	$43,700		$18,639
Non Cash Investing Activities:
Equipment contributed for common stock		$	$
Stock issued for Echo Broadcasting			$$3,666

The accompanying notes are an integral part of these financial statements.

THE EDULINK, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts and Disclosures at and for the nine months
Periods ended October 31, 2006 and 2005)
(Unaudited)

NOTE 1 - ORGANIZATION AND NATURE OF BUSINESS

On August 11, 2006 the Edulink Inc. (the “Company”) acquired all of the outstanding capital stock of Mega Media Group, Inc., a New York Corporation in exchange for the issuance to the MMG Shareholders, upon the increase in the authorized capital stock, a total number of shares of the Company common stock, which will represent, and equate to, 90% of the Company’s issued and outstanding common stock. As further consideration for the acquisition, on the Closing Date, The Company obtained from a majority of its shareholders duly executed irrevocable proxies to vote their shares for a period of 120 days or until such time as 90% of the Company’s shares are issued to the MMG Shareholders, and delivered them to MMG and its shareholders, along with the aforementioned the Company shareholders’ share certificates to be held in escrow. Upon the closing of the Merger, MMG became a wholly-owned subsidiary of the Company. Upon the increase in the authorized capital stock, and issuance to the MMG Shareholders of 90% of the outstanding common stock, the former stockholders of the Company will own 10% of the issued and outstanding Common Stock of the Company. The transaction has been accounted for as a reverse acquisition.

Mega Media Group, Inc. (“MMG”) was incorporated in New York State on February 3, 2004. The Company is a multi-media holding company with five wholly owned subsidiaries. The MMG’s focus is mainstream entertainment and media and Russian ethic media. The corporate headquarters is located in Brooklyn, NY.  All references to the year ending January 31, 2005 are for the period February 3, 2004 (date of inception) to January 31, 2005.

Management has taken the following steps to revise its operating and financial requirements, which it believes are sufficient to provide the Company with the ability to continue as a going concern. The Company is actively pursing additional funding and a potential merger or acquisition candidate and strategic partners, which would enhance stockholders’ investment. Management believes that the above actions will allow the Company to continue operations through the next fiscal year.
NOTE-2 - BASIS OF PRESENTATION

Preparation of Interim Financial Statements

The accompanying unaudited consolidated financial statements were prepared by Edulink Inc. pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) and, in the opinion of management, include all adjustments (consisting of normal recurring accruals and adjustments necessary for adoption of new accounting standards) necessary to present fairly the results of the interim periods shown. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States have been condensed or omitted pursuant to such SEC rules and regulations. Management believes that the disclosures made are adequate to make the information presented not misleading. Due to seasonality and other factors, the results for the interim periods are not necessarily indicative of results for the full year. The financial statements contained herein should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s 2005 Annual Report on Form 10-K and Form 8-K/A filed on December 1, 2006.
The accompanying consolidated financial statements include the accounts of the Company Inc, and its subsidiaries Mega Media Group Inc., Mega Media Film, Inc., Mega Media Studios, Inc., Mega Media Records, Inc., VSE Magazine, Inc., and Echo Broadcasting Group, Inc. All significant inter company balances and transactions have been eliminated.

Certain Reclassifications

The Company has reclassified portion of prior quarters selling, general and administrative to be included as a component of operating expenses.

Revenue Recognition

The Company recognizes revenue for broadcast advertising when the commercial is broadcast and is reported, net of agency and outside sales representative commissions, in accordance with Staff Accounting Bulletin (“SAB”) No. 104, Topic 13, “Revenue Recognition, Revised and Updated.” Agency and outside sales representative commissions are calculated based on a stated percentage applied to gross billing. Generally, clients remit the gross billing amount to the agency or outside sales representative, and the agency or outside sales representative remits the gross billing, less their commission, to the Company.

Barter Transactions

The Company provides broadcast advertising time in exchange for advertising time in other media, as well as certain goods and services. The terms of the exchanges generally permit the Company to preempt such broadcast time in favor of advertisers who purchase time in exchange for cash. The Company includes the value of such exchanges in both broadcasting net revenues and station operating expenses. The valuation of barter time is based upon the fair value of the advertising time provided and goods and services received. For the three months ended October 31, 2006 and 2005, barter transactions reflected in net broadcast revenue, operating expenses and selling, general and administrative expenses were approximately $77,277 and $0 respectively.

NOTE 3 - STOCK-BASED COMPENSATION

The Company accounts for its employee stock-based compensation for all such compensation awarded beginning February 1, 2006 under FASB Statement No. 123R, Accounting for Stock-Based Compensation. For employee stock-based compensation awarded prior to January 1, 2006, we accounted for such compensation under Accounting Principles Board ("APB") Opinion No. 25, Accounting for Stock Issued to Employees.

The Company has issued 11,992,000, $.001 par value, preferred shares for past and future services performed by its officers, directors, employees and consultants. The preferred stock is convertible into common shares in 18 months after the issuance based upon a 2 to 1 conversion ratio. The shares of preferred stock have preferential treatment in case of liquidation. Each share of the preferred stock has 5 voting rights. Out of 11,992,000 preferred shares, 10,600,000 shares, with market value of $10,600, are fully vested and expensed under selling, general and administrative expenses. 1,392,000 of preferred shares, with market value of $1,392 are included in deferred compensation in the equity section of the balance sheet at October 31, 2006.

NOTE 4 - LOANS PAYABLE

Loan 1 - The Company borrowed $250,000 in May 2004 through several notes with the same terms. The notes are past due, with the original due in May 2006, carry initial interest of 12%, default interest of 15% and are secured by all assets of the Company. The notes are convertible at the lower of $.005 or 50% of the average of the three lowest prices during the 20 day period prior to conversion. On November 22 the 50% rate was amended to 60%. The lender received two puts (a) the lender cannot receive shares for conversion that would make the lender's ownership of the Company greater than 19.99% of total shares outstanding of the Company. If the lender reaches 19.99% ownership of the Company, the lender can require the Company to pay 130% of principal and unpaid interest. (b)If a default event occurs, the lender can require the Company to pay 130% of principal and unpaid interest. In addition to the notes payable, the lender received 750,000 warrants to purchase the Company's common stock. The warrants have an exercise price of $.005 and expire in May 2009. The convertible notes were determined to have a compound embedded derivative consisting of the conversion option and the puts and the warrants were determined to be freestanding derivatives. See note 5 for details. The derivatives resulted in a discount to the convertible notes carrying amount at inception of the notes. The discount will be amortized over the maturity period of the notes using the effective interest method. The carrying value as of October 31, 2006 and December 31, 2005 was determined as follows:

	2006	2005
Face value of notes	$250,000	$250,000
Less: discount for derivatives	(250,000)	(250,000)
Add: amortization of discount	250,000	212,366
Carrying value	$250,000	$212,366

Loan 2 - The Company borrowed $200,000 in August 2006 through several notes with the same terms. The notes are due in August 2009, carry initial interest of 6%, default interest of 15% and are secured by all assets of the Company. The notes are convertible at 50% of the average of the three lowest prices during the 20 day period prior to conversion. In addition to the notes payable, the lender received 50,000,000 warrants to purchase the Company's common stock. The warrants have an exercise price of $.01 and expire in August 2013. The conversion can not exceed 4.99% of the outstanding shares of common stock. The convertible notes were determined to have a compound embedded derivative consisting of the conversion option and the puts and the warrants were determined to be freestanding derivatives. Since as of the date of the financial statements the company did not have sufficient shares to complete the merger, as discussed in Note 7, the effect of derivative liability was not measured.

NOTE 5 - DERIVATIVE INSTRUMENTS

The Company evaluated the application of SFAS 133 and EITF 00-19 for the convertible debentures and warrants issued in fiscal 2004. Based on the guidance in SFAS 133 and EITF 00-19, the Company concluded all of these instruments were required to be accounted for as derivatives. SFAS 133 and EITF 00-19 require the Company bifurcate and separately account for the conversion features and puts of the debentures as embedded derivatives. Pursuant to SFAS 133, the Company bifurcated the conversion features and puts from the debentures because the economic characteristics and risks of the conversion features and puts were determined to not be clearly and closely related to the economic characteristics and risks of the debentures. In addition, because there was no explicit cap on the amount of shares that might be required to be issued pursuant to the conversion features, the Company determined that the warrants met the attributes of a liability and therefore recorded the fair value of the conversion features and puts as a compound derivative and the warrants freestanding derivatives. The Company is required to record the fair value of the derivatives on its balance sheet as liabilities at fair value with changes in the values of these derivatives reflected in the statement of operations as “Gain or loss on derivatives.”

Loan 1
The impact of the application of SFAS 133 and EITF 00-19 on the balance sheets as of October 31, 2006 and June 30, 2006 and the impact on the statements of operations for the three and six months ended October 31, 2006 are as follows:

	June 30, 2006	October 31, 2006	(Gain) Loss
Derivative liability - debentures	$440,129	$724,317	$284,188
Derivative liability - warrants	306	1,122	736
Total	910,709	725,438	284,924

The Company uses the Black-Scholes valuation model for calculation of the value of derivative liabilities. The company uses volatility rates based upon the closing stock price of its common stock, risk free interest rates which are the U.S. Treasury bill rate for securities with a maturity that approximates the estimated expected life of a derivative, closing market prices of common stock on the date of issuance of a derivative or at the end of a quarter when a derivative is valued at fair value. The volatility factor used in the Black-Scholes pricing model has a significant effect on the resulting valuation of the derivative liabilities on the balance sheets. The following table shows the volatility, risk free rate and market price used in the calculation of the Black-Scholes call value for the debentures and warrants at October 31, 2006.

	Volatility	Risk Free Rate	Market Price	Term in Years
At Issuance date for:
Debentures	582%	4.99%	$0.0015	1
Warrants	395%	4.66%	$0.0015	2.5

NOTE - 6 - SEGMENT DATA

Currently the Company has three reportable segments, which it believes best reflects how the Company is currently managed - radio broadcasting, recorded music and corporate divisions. The category “other” includes audio & video recording studios, vse magazine and other general support services and initiatives. Revenue and expenses earned and charged between segments are recorded at fair value and eliminated in consolidation.

Three Months Ended October 31, 2006
	Radio VSE	Recorded Music	Corporate	Other	Total
Revenue	$848,141	$0	$0	$27,282	$875,423
Direct operating expenses	747,623	70,443	0	3,911	821,977
Selling, general and administrative expenses	446,970	355,127	202,064	40,546	1,044,707
Depreciation and amortization	15,370	2,051	26,942	92	44,455
Loss on derivatives	0	0	0	284,924	284,924
Corporate expenses	28,487	0	0	0	28,487
Operating income (loss)	$(390,309)	$(427,621)	$(229,006)	$(302,191)	$(1,349,128)

Three Months Ended October 31, 2005

	Radio Vse	Recorded Music	Corporate	Other	Total
Revenue	$638,195	$2,447	$0	$17,789	$658,431
Direct operating expenses	708,437	800	8,300	6,600	724,137
Selling, general and administrative expenses	285,834	1,558	56,425	9,274	338,191
Depreciation and amortization	7,357	38,466	22,848	454	69,125
Corporate expenses	0	0	0	0	14,900
Operating income (loss)	$(363,433)	$(38,377)	$(87,573)	$1,461	$(487,922)

Nine Months Ended October 31, 2006
	Radio VSE	Recorded Music	Corporate	Other	Total
Revenue	$2,380,534	$0	$0	$39,082	$2,419,616
Direct operating expenses	2,191,003	70,443	14,265	4,009	2,279,720
Selling, general and administrative expenses	1,099,662	355,793	721,685	68,247	2,245,387
Depreciation and amortization	31,264	130,672	82,757	92	244,785
Loss on derivatives	0	0	0	284,924	284,924
Corporate expenses	38,697	0	0	0	38,697
Operating income (loss)	$(980,092)	$(556,908)	$(818,707)	$(318,190)	$(2,673,898)

Nine Months Ended October 31, 2005

	Radio VSE	Recorded Music	Corporate	Other	Total
Revenue	$1,806,782	$6,704	$0	$227,954	$2,041,440
Direct operating expenses	1,633,802	49,975	36,000	69,247	1,789,024
Selling, general and administrative expenses	635,054	126,182	250,430	98,002	1,109,667
Depreciation and amortization	11,569	99,851	73,184	454	185,058
Corporate expenses	58,000	0	0	0	58,000
Operating income (loss)	$(531,643)	$(269,304)	$(359,614)	$60,252	$(1,100,309)

NOTE 7 - LOANS FROM SHARESHOLDERS AND RELATED PARTY TRANSACTIONS

During three months ending 10/31/06 shareholders made loans to the company for $316,000. Loans mature in various amounts from September 30, 2006 to October 31, 2007 and have a stated interest rate at 9%. During three months ending 10/31/06 officer of company made loans to the company for $376,485. Loans mature at October 31, 2007 and have a stated interest rate at 9%.

An officer of the company provides tax preparation and advisory services to the Company as a director of Universal Accounting Systems. The company made payment of $2,070 to the officer as a compensation for services rendered.

Certain founding shareholders of Echo Broadcasting Group Inc. have received free advertising time on Radio VSE. The fair market value of these services was $90,000.

NOTE 8 - SUBSEQUENT EVENTS

In November 2006 the Board of directors and a majority of the stockholder’s approved an amendment to the Articles of incorporation to increase the number of Common shares authorized to increase to 270,000,000,00 shares from 1,500,000,000 of Common stock, par value $0.001 per share. However this action will not be effective until 20 days after the date the Information Statement is mailed to the stockholder, according to Rule 14c-c of the Securities Exchange Act of 1934. As a result the 13,500,000,000 shares needed to be issued to complete the merge with Mega Media Group has not occurred and any financial effects of such issuance of stock has not made reflected in these financial statements.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operation.

Forward-Looking Statements

The discussion in this section contains certain statements of a forward-looking nature relating to future events or our future performance. Words such as “anticipates,” “believes,” “expects,” “intends,” “future,” “may” and similar expressions or variations of such words are intended to identify forward-looking statements, but are not the only means of identifying forward-looking statements. Such statements are only predictions and that actual events or results may differ materially. In evaluating such statements, you should specifically consider various factors identified in this report, including the matters set forth under the caption “business risks,” which could cause actual results to differ materially from those indicated by such forward-looking statements.

The following discussion is provided to afford the reader an understanding of the material matters of EduLink's financial condition, results of operation, capital resources and liquidity. It should be read in conjunction with the financial statements and notes thereto and other information appearing elsewhere in this report.

Background

On August 11, 2006 Edulink acquired all of the outstanding capital stock of Mega Media Group, Inc., a New York Corporation (“MMG”) in exchange for the issuance to the MMG Shareholders, upon the increase in the authorized capital stock, of a total number of shares of Edulink common stock, which will represent, and equate to, 90% of Edulink’s issued and outstanding common stock. As further consideration for the acquisition, on the Closing Date, Edulink obtained from a majority of its shareholders duly executed irrevocable proxies to vote their shares for a period of 120 days or until such time as 90% of EduLink’s shares are issued to the MMG Shareholders, and delivered them to MMG and its shareholders, along with the aforementioned EduLink shareholders’ share certificates to be held in escrow. Upon the closing of the Merger, MMG became a wholly-owned subsidiary of Edulink. Upon the increase in the authorized capital stock, and issuance to the MMG Shareholders of 90% of the outstanding common stock, the former stockholders of Edulink will own 10% of the issued and outstanding Common Stock of EduLink. The transaction was accounted for as a reverse acquisition.

As a result of the reverse merger, we discontinued our business of web-based integrated learning content management and delivery systems. We now operate our business through our wholly-owned subsidiary MMG, which is a multi-media holding company operating its business through its wholly-owned subsidiaries. MMG focuses its business in mainstream entertainment and media and Russian ethnic media.

Results of Operations

Results of operations for the Three Months Ended October 31, 2006 Compared with the Three Months Ended October 31, 2005

Revenue

We derive revenue from sales of advertisements and program sponsorships to local advertisers, independent promotion agreements, ticket and other revenue related to special events we sponsor throughout the year and management fees from our subsidiaries. Advertising revenue is affected primarily by the advertising rates our radio stations and magazine are able to charge as well as the overall demand for radio advertising time in a market. For the three months ended October 31, 2006 our advertising revenue increased by $206,020 to $845,715 as compared to $639,695 for the three months ended October 31, 2005. Other revenue, consisting of cancellation of debt and studio services, for the three months ended October 31, 2006 have increased by $10,972 due to the restructuring and modernization of our video and recording studios.

Operating Expenses

Our significant operating expenses are broadcast expenses, consisting of (i) employee salaries and commissions, (ii) programming expenses, (iii) advertising and promotion expenses, (iv) rental of premises for studios, (v) rental of transmission tower space and (vi) freelance consultants. We strive to control these expenses by centralizing certain functions such as finance, accounting, legal, human resources and management information systems and the overall programming management function. For the three months ended October 31, 2006 operating expenses increased by $97,840 to $821,977 as compared to $724,137 for the three months ended October 31, 2005. The increase is principally attributable to increased broadcasting expenses.

Selling, General and Administrative Expenses

Selling, General and Administrative expenses increased by $684,951 to $1,023,142 for the months ended October 31, 2006 from $338,191 in 2005. The increase is attributable to higher corporate expenses, as well as increase in our recorded music business. Selling expenses are a significant part of our expenditures and relate directly to the marketing and development of products. We anticipate similar expenditures for the foreseeable future.

Depreciation and Amortization Expenses

Depreciation and Amortization expenses decreased by $24,670 to $44,455 for the months ended October 31, 2006 from $69,125 in 2005.

Loss on Derivatives

Loss on derivatives increased by $284,924 to $284,924 for the months ended October 31, 2006 from $0 in 2005 as result of merger of Edulink Inc. with Mega Media Group Inc. which have created derivative liability.

Interest Expense

Interest expense increased by $35,153 to $50,053 for the months ended October 31, 2006 from $14,900 in 2005 due to the increased interest expense associated with the merger.

Net Loss

We have a net loss of $1,349,128 for three months ended October 31, 2006 as compared to a net loss of $487,922 for the three months ended October 31, 2005. The increase in net loss is primarily attributable to the increase of our operating, selling, general and administrative expenses.

For the Nine Months Ended October 31, 2006 Compared with the Nine Months Ended October 31, 2005

Revenue

We derive revenue from sales of advertisements and program sponsorships to local advertisers, independent promotion agreements, ticket and other revenue related to special events we sponsor throughout the year and management fees from our subsidiaries. Advertising revenue is affected primarily by the advertising rates our radio stations and magazine are able to charge as well as the overall demand for radio advertising time in a market. For the nine months ended October 31, 2006 our advertising revenue increased by $553,807 to $2,379,108 as compared to $1,825,301 for the nine months ended October 31, 2005. Other revenue, consisting of cancellation of debt and studio services, for the nine months ended October 31, 2006 has declined by $175,631 due to the restructuring and modernization of our video and recording studios.

Operating Expenses

Our significant operating expenses are broadcast expenses, consisting of (i) employee salaries and commissions, (ii) programming expenses, (iii) advertising and promotion expenses, (iv) rental of premises for studios, (v) rental of transmission tower space and (vi) freelance consultants We strive to control these expenses by centralizing certain functions such as finance, accounting, legal, human resources and management information systems and the overall programming management function. For the three months ended October 31, 2006 operating expenses increased by $490,696 to $2,279,720 as compared to $1,789,024 for the nine months ended October 31, 2005. The increase is principally attributable to changing from AM to FM frequencies as well as increased broadcasting expenses.

Selling, General and Administrative Expenses

Selling, General and Administrative expenses increased by $1,056,492 to $2,205,521 for the months ended October 31, 2006 from $1,149,029 in 2005. The increase is attributable to higher corporate expenses, as well as increase in our recorded music business and promotional expenses. Selling expenses are a significant part of our expenditures and relate directly to the marketing and development of products. We anticipate similar expenditures for the foreseeable future.

Depreciation and Amortization Expenses

Depreciation and Amortization expenses increased by $59,727 to $244,785 for the months ended October 31, 2006 from $185,058 in 2005 due the acquisition of various fixed assets.

Loss on Derivatives

Loss on derivatives increased by $284,924 to $284,924 for the months ended October 31, 2006 from $0 in 2005 as result of merger of Edulink Inc. with Mega Media Group Inc. which have created derivative liability.

Interest Expense

Interest expense increased by $59,926 to $78,565 for the months ended October 31, 2006 from $18,639 in 2005 due to the merger.

Net Loss

We have a net loss of $2,673,898 for nine months ended October 31, 2006 as compared to a net loss of $1,100,309 for the nine months ended October 31, 2005. The increase in net loss is primarily attributable to the increase of our operating and selling, general and administrative expenses.

Liquidity and Capital Resources

As of October 31, 2006, our Working Capital deficiency is $3,244,284

Cash used in operating activities was $1,390,805 for the nine months ended October 31, 2006 as compared to $855,757 during the nine months ended October 31, 2005. The increase in cash used in operating activities reflects the outlays necessary to achieve the growth in revenues, which should ultimately result in positive operating cash flow.

Cash used in investing activities was $742,931 for the nine months period ended October 31, 2006 as compared to $978,360 for the nine months period ended October 31, 2005. The decrease in cash used by investing activities is primarily due to reduced investments in various projects

Cash provided by financing activities was $2,199,080 for the nine months period ended October 31, 2006 as compared to $1,869,319 for the nine months ended October 31, 2005. The increase in cash provided by financing activities is primarily due to the capital contributions and loans from shareholders.

Recent Financing

On August 18, 2006, we entered into a Securities Purchase Agreement (“Securities Purchase Agreement”) with New Millennium Capital Partners II, LLC, AJW Qualified Partners, LLC, AJW Offshore, Ltd. and AJW Partners, LLC (collectively, the “Investors”). Under the terms of the Securities Purchase Agreement, the Investors purchased an aggregate of (i) $1,500,000 in callable convertible secured notes (the “Notes”) and (ii) warrants to purchase 50,000,000 shares of our common stock (the “Warrants”).

Pursuant to the Securities Purchase Agreement, the Investors will purchase the Notes and Warrants in five tranches as set forth below:

1.	At closing on August 21, 2006 (“Closing”), the Investors purchased Notes aggregating $200,000 and Warrants to purchase 50,000,000 shares of Edulink common stock;

2.	On November 28, 2006, the Investors again purchased Notes aggregating $200,000;

3.	Upon Edulink being re-listed on the OTCBB, the Investors will purchase Notes aggregating $100,000;

4.	Upon the filing of a registration statement registering the shares of common stock underlying the Notes ("Registration Statement"), the Investors will purchase Notes aggregating $400,000; and

5.	Upon effectiveness of the Registration Statement, the Investors will purchase Notes aggregating $600,000.

The Notes carry an interest rate of 6% per annum and a maturity dates of August 18, 2009 and November 27, 2009. The notes are convertible into Edulink common shares at the applicable percentage of the average of the lowest three (3) trading prices for Edulink shares of common stock during the twenty (20) trading day period prior to conversion. The “Applicable Percentage” means 50%; provided, however, that the Applicable Percentage shall be increased to (i) 55% in the event that a Registration Statement is filed within thirty days of the closing and (ii) 60% in the event that the Registration Statement becomes effective within one hundred and twenty days from the Closing.

At our option, we may prepay the Notes in the event that no event of default exists, there are a sufficient number of shares available for conversion of the Notes and the market price is at or below $.25 per share. In addition, in the event that the average daily price of the common stock, as reported by the reporting service, for each day of the month ending on any determination date is below $.25, we may prepay a portion of the outstanding principal amount of the Notes equal to 101% of the principal amount hereof divided by thirty-six (36) plus one month's interest. Exercise of this option will stay all conversions for the following month. The full principal amount of the Notes is due upon default under the terms of Notes. In addition, we have granted the Investors a security interest in substantially all of our assets and intellectual property as well as registration rights.

We simultaneously issued to the Investors seven year warrants to purchase 50,000,000 shares of our common stock at an exercise price of $.01. The Investors have contractually agreed to restrict their ability to convert the Notes and exercise the Warrants and receive shares of our common stock such that the number of shares of our common stock held by them and their affiliates after such conversion or exercise does not exceed 4.99% of the then issued and outstanding shares of Edulink's common stock.

We are committed to filing an SB-2 Registration Statement with the SEC within 45 days from the Closing Date. There are penalty provisions for Edulink should the filing not become effective within 135 days of the Closing Date. The notes are secured by all of Edulink’s assets to the extent of the outstanding note.

Going Concern

As reflected in the Company’s Financial Statements which accompany this report, our consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and liabilities and commitments in the normal course of business. In the near term, we expect operating costs to continue to exceed funds generated from operations. As a result, we expect to continue to incur operating losses and we may not have sufficient funds to grow our business in the future. We can give no assurance that we will achieve profitability or be capable of sustaining profitable operations. As a result, operations in the near future are expected to continue to use working capital.

To successfully grow the individual segments of the business, we must decrease our cash burn rate, improve our cash position and the revenue base of each segment, and succeed in our ability to raise additional capital through a combination of public or private debt and equity offerings or strategic alliances. We also depend on certain third party contractors and our executives.

We incurred net losses of $2,673,898 and $1,100,309 for the nine months ended October 31, 2006 and 2005, respectively, and have an accumulated deficit of $24,692,044 at October 31, 2006. As of October 31, 2006, we had total assets of $1,729,084 and total liabilities of $4,491,855 creating a working capital deficiency of $2,762,771. The Company currently has approximately $77,762 in cash as of October 31, 2006.

Contractual Obligations and Off-Balance Sheet Arrangements

Contractual Obligations

We have certain fixed contractual obligations and commitments that include future estimated payments. Changes in our business needs, cancellation provisions, changing interest rates, and other factors may result in actual payments differing from the estimates. We cannot provide certainty regarding the timing and amounts of payments. We have presented below a summary of the most significant assumptions used in our determination of amounts presented in the tables, in order to assist in the review of this information within the context of our consolidated financial position, results of operations, and cash flows.

The following table summarizes our contractual obligations as of October 31, 2006, and the effect these obligations are expected to have on our liquidity and cash flows in future periods.

	Total	1yr	1-3 yrs	3-5 yrs
1 Loans payable	$890,000	$690,000	$200,000	$-
2 Due to related parties	491,780	491,780	-	-
3 Payable to shareholders	485,118	485,118	-
4 Capital leases	74,520	19,440	55,080	-
5 Operating leases	11,473,898	2,417,690	7,779,247	1,276,961
6 Equipment loans	64,745	14,924	49,821	-

	$13,480,061	$4,118,952	$8,084,148	$1,276,961

1
Laons payable consist of three different loans which were used primaraly music projects and working capital purposes.These loans carry interest rates ranging from 6% to 10% withoriginal maturity rannging from 12 to 36 months. One loan in the amount of $250,000 is in default and carries 15% default interest rate.

2,3	All loans from shareholders and related paries bear 9% annual interest rate and are due at various times before 10/31/07. Proceeds from these loans were used primaraly for working capital purposes.

4	On October 4, 2006 the Company has entered into a new lease agreement for various compueter and office equipnet, which expire on September 2010

5
Operating leases consist of various premises leases for our two offices and airtime lease with Island Broadcasting. The Company has an agreement (the "Agreement") with Island Broadcasting Company (the "Licensee") for airtime. Pursuant to the Agreement the Company has purchased airtime for the period November 1, 2005 to July 1, 2010. However, after July 1, 2006 the Licensee may terminate the Agreement upon 90 days notice to the Company. Per the Agreement the airtime is paid monthly. Airtime lease expense for 2006 was $2,072,929.

6	The company has two equipment loans that carry 6.75% interest rate and mature in 2010 and 2011

Loans payable consists of three different loans which were used primarily for music projects and working capital purposes. These loans carry interest rates ranging from 6% to 10% with original maturity ranging from 12 to 36 months. One loan in the amount of $250,000 is in default and carries a 15% default interest rate.

All loans from shareholders and related parties bear a 9% annual interest rate and are due at various times before October 31, 2007. Proceeds from these loans were used primarily for working capital purposes.

Capital lease obligations consist of one lease entered into on October 4, 2006 for various computer and office equipment, which expires on September 2010.

Operating leases consist of various premises leases for our two offices and an airtime lease with Island Broadcasting.  We have an agreement with Island Broadcasting Company (the "Licensee") for airtime.  Pursuant to the agreement the Company has purchased airtime for the period November 1, 2005 to July 1, 2010.  However, after July 1, 2006 the Licensee may terminate the agreement upon 90 days notice to the Company.  Under the Agreement the airtime is paid monthly.  Airtime lease expenses for 2006 were $2,072,929.

The company has two equipment loans that carry 6.75% interest rate and mature in 2010 and 2011.

Off-Balance Sheet Arrangements

We do not have off-balance sheet arrangements, financings, or other relationships with unconsolidated entities or other persons, also known as “special purpose entities” (SPEs).

Critical Accounting Policies

Our financial statements and related public financial information are based on the application of accounting principles generally accepted in the United States (“GAAP”). GAAP requires the use of estimates; assumptions, judgments and subjective interpretations of accounting principles that have an impact on the assets, liabilities revenue and expense amounts reported. These estimates can also affect supplemental information contained in our external disclosures including information regarding contingencies, risk and financial condition. We believe our use of estimates and underlying accounting assumptions adhere to GAAP and are consistently and conservatively applied. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Actual results may differ materially from these estimates under different assumptions or conditions. We continue to monitor significant estimates made during the preparation of our financial statements.

Our significant accounting policies are summarized in the summary “Background and Significant Accounting Policies” accompanying our financial statements. While all these significant accounting policies impact our financial condition and results of operations, we view certain of these policies as critical. Policies determined to be critical are those policies that have the most significant impact on our financial statements and require management to use a greater degree of judgment and estimates. Actual results may differ from those estimates. Our management believes that given current facts and circumstances, it is unlikely that applying any other reasonable judgments or estimate methodologies would cause effect on our consolidated results of operations, financial position or liquidity for the periods presented in this report.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

Market Risk

EduLink's exposure to market risk is principally confined to cash in bank which have short maturities and therefore we believe to be minimal and immaterial market risk.

Item 4.	Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Based on their evaluation as of the end of the period covered by this Quarterly Report on Form 10-Q, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms. Recent communications from the Securities and Exchange Commission brought to current management’s attention that several required filings were delinquent and current management recognized that Company’s prior management and executive team did not have adequate controls in place to ensure that filings were made in an accurate and timely manner.

Changes in Internal Controls

In new management’s evaluation of the Company’s internal controls and procedures, some improvements were made as follows:

● Updating internal controls and procedures.
● Engaging outside legal counsel experienced in SEC rules and regulations to review the Company’s controls and procedures and ensure ongoing compliance with SEC rules and policies.
● Adopting a new Code of Business Ethics.
● Mandatory continued education for the Company’s executive management to keep them abreast of changes in legal accounting rules and SEC regulations.

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings.

On February 28, 2006, a default judgment was entered against us in the Los Angeles Superior Court. The Judgment ordered Standard Registrar and Transfer Company, Inc., our transfer agent, to issue to Ian Rescigno 735,000,000 shares of our common stock, as well as attorney fees and costs in the amount of $5,679.50, for breaching a settlement agreement which arose from an employment agreement dispute with Mr. Rescigno. The transfer agent issued the shares on March 6, 2006, which resulted in an issuance of 516,061,636 shares above our authorized common stock of 1,500,000,000. On November 8, 2006, Mr. Rescigno returned to the transfer agent the stock certificate for 735,000,000 shares and requested a re-issuance of shares within our authorized common stock, with the balance of shares to be issued once there are sufficient shares authorized. On November 9, 2006, the transfer agent canceled the excessive issuance and re-issued to Mr. Rescigno 218,938,364 shares of common stock. We are committed to complying with the above default judgment and issuing to Mr. Rescigno the full amount of shares. To that end, on November 16, 2006, we received majority stockholder and director approval to amend our articles of incorporation to increase the number of authorized shares of our common Stock to two hundred seventy billion (270,000,000,000) shares.

As disclosed in our Form 8-K filed on August 14, 2006 and subsequent amendments thereto, previously we were subject to a debt collection lawsuit in the Supreme Court of New York, Kings County, filed by Progress Printing Co. alleging breach of contract for printing services for the sum of $26,034.52. The matter was settled for $15,000 to be paid in four installments of $3,750. To date, we have made three of those payments, including our most recent payment on November 29, 2006. We have one payment of $3,750 remaining, which we intend to make before the year end.

Neither the Company nor any of its subsidiaries is a party to any other pending legal proceedings.

Item 1A.	Risk Factors.

As a result of our reverse merger with MMG on August 11, 2006, as referenced above, our risk factors have materially changed from those disclosed in our Form 10-K for the fiscal year ended December 31, 2005. As such, the following risk factors

An investment in our shares involves a high degree of risk. Before making an investment decision, you should carefully consider all of the risks described in this report. Each of the following risks could materially adversely affect our business, financial condition and results of operations, which could cause the price of our shares to decline significantly and you may lose all or a part of your investment. Our forward-looking statements in this report are subject to the following risks and uncertainties. Our actual results could differ materially from those anticipated by our forward-looking statements as a result of the risk factors below. See “Forward-Looking Statements.”

Risks Associated with Our Operations

We are subject to various risks that may materially harm our business, financial condition and results of operations. You should carefully consider the risks and uncertainties described below and the other information in this filing before deciding to purchase our common stock. If any of these risks or uncertainties actually occurs, our business, financial condition or operating results could be materially harmed. In that case, the trading price of our common stock could decline.

We have a limited operating history in which to evaluate our business.

We were incorporated in Nevada in January 1994. The company has limited revenues to date and has a limited operating history upon which an evaluation of our future success or failure can be made. Current company assets may not be suitable for development to the projected forecast for 2007-2008. No assurances of any nature can be made to investors that the company will be profitable.

We have incurred significant and continuing losses and may not be able to generate revenues to sustain our operations.

We have experienced significant operating losses since we were formed in January 1994. The Company incurred net losses of approximately $2,673,898 and $1,100,309 for the nine months ended October 31, 2006 and 2005, respectively, and have an accumulated deficit of $24,692,044 at October 31, 2006.

The Company will continue to have a high level of operating expenses and will be required to make significant up-front expenditures in connection with the commencement of income-generating activities (including, but not limited to, salaries of executive, marketing and other personnel). The Company expects to incur additional losses until such time as it is able to generate sufficient revenues to finance its operations and the costs of expansion. There can be no assurance that the Company will be able to generate such revenues and operate profitably.

We will require additional funds to achieve our current business strategy and our inability to obtain additional financing could cause us to cease our business operations.

Even with the proceeds from this offering, we will need to raise additional funds through public or private debt or sale of equity to achieve our current business strategy. Such financing may not be available when needed. Even if such financing is available, it may be on terms that are materially adverse to your interests with respect to dilution of book value, dividend preferences, liquidation preferences, or other terms. Our capital requirements to implement our business strategy will be significant. However, at this time, we can not determine the amount of additional funding necessary to implement such plan. We intend to assess such amount at the time we will implement our business plan. Furthermore, we intend to effect future acquisitions with cash and the issuance of debt and equity securities. The cost of anticipated acquisitions may require us to seek additional financing. We anticipate requiring additional funds in order to fully implement our business plan to significantly expand our operations. We may not be able to obtain financing if and when it is needed on terms we deem acceptable. Our inability to obtain financing would have a material negative effect on our ability to implement our acquisition strategy, and as a result, could require us to diminish or suspend our acquisition strategy.

If we are unable to obtain financing on reasonable terms, we could be forced to delay, scale back or eliminate certain product and service development programs. In addition, such inability to obtain financing on reasonable terms could have a material negative effect on our business, operating results, or financial condition to such extent that we are forced to restructure, file for bankruptcy, sell assets or cease operations, any of which could put your investment dollars at significant risk.

We have been the subject of a going concern opinion for the fiscal years ended January 31, 2006 and 2005 from our independent auditors, which means that we may not be able to continue operations unless we can become profitable or obtain additional funding.

Our independent auditors have added an explanatory paragraph to their audit opinions issued in connection with our financial statements for the fiscal years ended January 31, 2006 and 2005, which states that the financial statements raise substantial doubt as to our ability to continue as a going concern. Our ability to make operations profitable or obtain additional funding will determine our ability to continue as a going concern. Our financial statements do not include any adjustments that might result from the outcome of this uncertainty. We will have to raise additional funds to meet our current obligations and to cover operating expenses through the year ending January 31, 2007. If we are not successful in raising additional capital we may not be able to continue as a going concern.

We are subject to a working capital deficit, which means that our current assets at October 31, 2006 were not sufficient to satisfy our current liabilities.

We had a working capital deficit of $2,762,771 at October 31, 2006, which means that our current liabilities of $4,491,855as of that date exceeded our current assets of $1,729,084 on October 31, 2006 by $2,762,771. Current assets are assets that are expected to be converted to cash within one year and, therefore, may be used to pay current liabilities as they become due. Our working capital deficit means that our current assets on October 31, 2006 were not sufficient to satisfy all of our current liabilities on that date. We will have to raise additional capital or debt to fund the deficit or cease operations.

If we are unable to retain the services of our executive officers, Aleksandr Shvarts, David Kokakis, Esq., Gennady Pomeranets, CPA, and Eric Schwartz, or if we are unable to successfully recruit qualified managerial personnel and employees with experience in business and the entertainment industry, we may not be able to continue our operations.

Our success depends to a significant extent upon the continued service of our executive officers, Aleksandr Shvarts, Chief Executive Officer, David Kokakis, Esq., Chief Operating Officer, Gennady Pomeranets, CPA, Chief Financial Officer, and Eric Schwartz, Executive Vice President. Loss of the services of any of our executive officers could have a material adverse effect on our growth, revenues, and prospective business. We do not maintain key-man insurance on the lives of our executive officers. In addition, in order to successfully implement and manage our business plan, we will be dependent upon, among other things, successfully recruiting qualified managerial personnel and employees with experience in business and the entertainment industry. Competition for qualified individuals is intense.

There can be no assurance that we will be able to find, attract and retain existing employees or that we will be able to find, attract and retain qualified personnel on acceptable terms.

There may be potential liabilities associated with the Company that we were not aware of at the time of the Merger.

The Company may have liabilities that we did not discover or may have been unable to discover during our pre-acquisition investigation. Any indemnities or warranties may not fully cover such liabilities due to their limited scope, amount or duration, the financial limitations of the indemnitor or warrantor, or for other reasons. Therefore, in the event we are held responsible for the foregoing liabilities, the Company's operations may be materially and adversely affected.

Our principal stockholders, officers and directors own a controlling interest in our voting stock and investors will not have any voice in our management.

In connection with the acquisition of MMG and its wholly-owned operating subsidiaries, MMG Shareholders, including several of which are now officers and directors, will hold an aggregate of 90% of EduLink’s outstanding shares of common stock, and in the aggregate, has the right to cast 90% of the votes in any vote by our stockholders. Thus, these stockholders, acting together, will have the ability to control substantially all matters submitted to our stockholders for approval, including:

❒	election of our board of directors;
❒	removal of any of our directors;
❒	amendment of our certificate of incorporation or bylaws; and
❒	adoption of measures that could delay or prevent a change in control or impede a merger, takeover or other business combination involving us.

As a result of their ownership and positions, our directors and executive officers collectively are able to influence all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions. In addition, sales of significant amounts of shares held by our directors and executive officers, or the prospect of these sales, could adversely affect the market price of our common stock. Management's stock ownership may discourage a potential acquirer from making a tender offer or otherwise attempting to obtain control of us, which in turn could reduce our stock price or prevent our stockholders from realizing a premium over our stock price.

It is likely that additional shares of our stock will be issued in the normal course of our business development, which will result in a dilutive affect on our existing shareholders.

We will issue additional stock as required to raise additional working capital in order to secure intellectual properties, undertake company acquisitions, recruit and retain an effective management team, compensate our officers and directors, engage industry consultants and for other business development activities.

If we fail to adequately manage our growth, we may not be successful in growing our business and becoming profitable.

We expect our business and number of employees to grow over the next year. We expect that our growth will place significant stress on our operation, management, employee base and ability to meet capital requirements sufficient to support our growth over the next 12 months. Any failure to address the needs of our growing business successfully could have a negative impact on our chance of success.

If we acquire or invest in other businesses, we will face certain risks inherent in such transactions.

We may acquire, make investments in, or enter into strategic alliances or joint ventures with, companies engaged in businesses that are similar or complementary to ours. If we make such acquisitions or investments or enter into strategic alliances, we will face certain risks inherent in such transactions. For example, we could face difficulties in managing and integrating newly acquired operations. Additionally, such transactions would divert management resources and may result in the loss of artists or songwriters from our rosters. We cannot assure you that if we make any future acquisitions, investments, strategic alliances or joint ventures that they will be completed in a timely manner, that they will be structured or financed in a way that will enhance our creditworthiness or that they will meet our strategic objectives or otherwise be successful. Failure to effectively manage any of these transactions could result in material increases in costs or reductions in expected revenues, or both.

“Penny Stock” rules may make buying or selling our common stock difficult.

Trading in our securities is subject to the “penny stock” rules. The SEC has adopted regulations that generally define a penny stock to be any equity security that has a market price of less than $5.00 per share, subject to certain exceptions. These rules require that any broker-dealer who recommends our securities to persons other than prior customers and accredited investors, must, prior to the sale, make a special written suitability determination for the purchaser and receive the purchaser’s written agreement to execute the transaction. Unless an exception is available, the regulations require the delivery, prior to any transaction involving a penny stock, of a disclosure schedule explaining the penny stock market and the risks associated with trading in the penny stock market. In addition, broker-dealers must disclose commissions payable to both the broker-dealer and the registered representative and current quotations for the securities they offer. The additional burdens imposed upon broker- dealers by such requirements may discourage broker-dealers from effecting transactions in our securities, which could severely limit the market price and liquidity of our securities. Broker- dealers who sell penny stocks to certain types of investors are required to comply with the Commission’s regulations concerning the transfer of penny stocks. These regulations require broker-dealers to:

☐	Make a suitability determination prior to selling a penny stock to the purchaser;
☐	Receive the purchaser’s written consent to the transaction; and
☐	Provide certain written disclosures to the purchaser.

Risks Associated with the Entertainment, Media and Communications Industries

Competition from providers of similar products and services could materially adversely affect MMG’s revenues and financial condition.

The music industry in which we compete is a rapidly evolving, highly competitive and fragmented market, which is based on consumer preferences and requires substantial human and capital resources. We expect competition to intensify in the future. There can be no assurance that MMG will be able to compete effectively. We believe that the main competitive factors in the entertainment, media and communications industries include effective marketing and sales, brand recognition, product quality, product placement and availability, niche marketing and segmentation and value propositions. They also include benefits of one's company, product and services, features and functionality, and cost. Many of our competitors are established, profitable and have strong attributes in many, most or all of these areas. They may be able to leverage their existing relationships to offer alternative products or services at more attractive pricing or with better customer support. Other companies may also enter our markets with better products or services, greater financial and human resources and/or greater brand recognition. Competitors may continue to improve or expand current products and introduce new products. We may be perceived as relatively too small or untested to be awarded business relative to the competition. To be competitive, we will have to invest significant resources in business development, advertising and marketing.  We may also have to rely on strategic partnerships for critical branding and relationship leverage, which partnerships may or may not be available or sufficient. We cannot assure that it will have sufficient resources to make these investments or that we will be able to make the advances necessary to be competitive. Increased competition may result in price reductions, reduced gross margin and loss of market share. Failure to compete successfully against current or future competitors could have a material adverse effect on the Company’s business, operating results and financial condition.

We compete with other recorded music companies and music publishers to identify and sign new recording artists and songwriters who subsequently achieve long-term success and to renew agreements with established artists and songwriters. In addition, our competitors may from time to time reduce their prices in an effort to expand market share and introduce new services, or improve the quality of their products or services. We may lose business if we are unable to sign successful artists or songwriters or to match the prices or the quality of products and services, offered by our competitors. Our Publishing Division will compete not only with other music publishing companies, but also with songwriters who publish their own works. Our Recorded Music Division is to a large extent dependent on technological developments, including access to and selection and viability of new technologies, and is subject to potential pressure from competitors as a result of their technological developments. For example, our Recorded Music Division may be adversely affected by technological developments that facilitate the piracy of music, such as Internet peer-to-peer file-sharing and CD-R activity; by its inability to enforce our intellectual property rights in digital environments; and by its failure to develop a successful business model applicable to a digital online environment. It also faces competition from other forms of entertainment and leisure activities, such as cable and satellite television, pre-recorded films on videocassettes and DVD, the Internet and computer and videogames.

The speculative nature of the entertainment, media and communications industry may result in our inability to produce products or services that receive sufficient market acceptance for us to be successful.

Certain segments of the entertainment, media and communications industry are highly speculative and historically have involved a substantial degree of risk. For example, the success of a particular film, video game, program or recreational attraction depends upon unpredictable and changing factors, including the success of promotional efforts, the availability of alternative forms of entertainment and leisure time activities, general economic conditions, public acceptance and other tangible and intangible factors, many of which are beyond our control. If we complete a business combination with a target business in such a segment, we may be unable to produce products or services that receive sufficient market acceptance for us to be successful.

Due to the nature of our business, our results of operations and cash flows may fluctuate significantly from period to period.

Our net sales, operating income and profitability, like those of other companies in the music business, are largely affected by the number and quality of albums that we release, our release schedule, and, more importantly, the consumer demand for these releases. We also make advance payments to recording artists and songwriters, which impact our operating cash flows. The timing of album releases and advance payments is largely based on business and other considerations and is made without regard to the timing of the release of our financial results. We report results of operations quarterly and our results of operations and cash flows in any reporting period may be materially affected by the timing of releases and advance payments, which may result in significant fluctuations from period to period.

Changes in technology may reduce the demand for the products or services we may offer following a business combination.

The entertainment, media and communications industries are substantially affected by rapid and significant changes in technology. These changes may reduce the demand for certain existing services and technologies used in these industries or render them obsolete. We cannot assure you that the technologies used by or relied upon or produced by a target business with which we effect a business combination will not be subject to such occurrence. While we may attempt to adapt and apply the services provided by the target business to newer technologies, we cannot assure you that we will have sufficient resources to fund these changes or that these changes will ultimately prove successful.

If our products or services that we market and sell are not accepted by the public, our profits may decline.

Certain segments of the entertainment, media and communications industries are dependent on developing and marketing new products and services that respond to technological and competitive developments and changing customer needs and tastes. We cannot assure you that the products and services of a target business with which we effect a business combination will gain market acceptance. Any significant delay or failure in developing new or enhanced technology, including new product and service offerings, could result in a loss of actual or potential market share and a decrease in revenues.

The recorded music industry has been declining and may continue to decline, which may adversely affect our prospects and our results of operations.

Illegal downloading of music from the Internet, CD-R piracy, industrial piracy, economic recession, bankruptcies of record wholesalers and retailers and growing competition for consumer discretionary spending and retail shelf space may all be contributing to a declining recorded music industry. Additionally, the period of growth in recorded music sales driven by the introduction and penetration of the CD format has ended. While DVD-Audio, Dual Disc and downloadable digital files are thought to represent potential new avenues for growth, no significant new legitimate audio format has yet emerged to take the place of the CD. The value of worldwide sales fell as the music industry witnessed a decline of 4.9% from 1999 to 2000, 5.7% from 2000 to 2001, 6.7% from 2001 to 2002 and 7.6% from 2002 to 2003. Although we believe that the recorded music industry should continue to improve as evidenced by the year-over-year growth in U.S. music physical unit sales year-to-date through year-end 2004, the industry may relapse into a period of decline as witnessed from 1999 to 2003 and we cannot assure you as to the timing or the extent of any improvement in the industry. A declining recorded music industry is likely to lead to reduced levels of revenue and operating income generated by our Recorded Music business. Additionally, a declining recorded music industry is also likely to have a negative impact on our Music Publishing business, which generates a significant portion of its revenues from mechanical royalties, primarily from the sale of music in CD and other recorded music formats.

There may be downward pressure on our pricing and our profit margins.

There are a variety of factors which could cause us to reduce our prices and erode our profit margins. They are, among others, increased price competition among record companies resulting from the Universal and Sony BMG recorded music duopoly, price competition from the sale of motion pictures in DVD-Video format and videogames, the ever greater price negotiating leverage of mass merchandisers and big box retailers, the increased costs of doing business with mass merchandisers and big box retailers as a result of complying with operating procedures that are unique to their needs and the adoption by record companies of initially lower-margin formats such as Dual Disc and DVD-Audio.

Our prospects and financial results may be adversely affected if we fail to identify, sign and retain artists and songwriters and by the existence or absence of superstar releases and by local economic conditions in the countries in which we operate.

We are dependent on identifying, signing and retaining artists with long-term potential, whose debut albums are well received on release, whose subsequent albums are anticipated by consumers and whose music will continue to generate sales as part of our catalog for years to come. The competition among record companies for such talent is intense. Competition among record companies to sell records is also intense and the marketing expenditures necessary to compete have increased as well. We are also dependent on signing and retaining songwriters who will write the hit songs of today and the classics of tomorrow under terms that are economically attractive to us. Our competitive position is dependent on our continuing ability to attract and develop talent whose work can achieve a high degree of public acceptance. Our financial results may be adversely affected if we are unable to identify, sign and retain such artists and songwriters under terms that are economically attractive to us. Our financial results may also be affected by the existence or absence of superstar artist releases during a particular period. Some music industry observers believe that the number of superstar acts with long-term appeal, both in terms of catalog sales and future releases, has declined in recent years. Additionally, our financial results are generally affected by the general economic and retail environment of the countries in which we operate, as well as the appeal of our recorded music catalog and our music publishing library.

We may have difficulty addressing the threats to our business associated with home copying and Internet downloading.

The combined effect of the decreasing cost of electronic and computer equipment and related technology such as CD burners and the conversion of music into digital formats have made it easier for consumers to create unauthorized copies of our recordings in the form of, for example, CDs and MP3 files. A substantial portion of our revenue comes from the sale of audio products that are potentially subject to unauthorized consumer copying and widespread dissemination on the Internet without an economic return to us. If we fail to develop effective means of protecting our intellectual property (whether copyrights or other rights such as patents, trademarks and trade secrets) or entertainment-related products or services, our results of operations, financial position and prospects may suffer

Organized industrial piracy may lead to decreased sales.

The global organized commercial pirate trade is a significant threat to the music industry. Worldwide, industrial pirated music (which encompasses unauthorized physical copies manufactured for sale but does not include Internet downloads or home CD burning) is estimated to have generated over $4.5 billion in revenues in 2003, according to IFPI. IFPI estimates that 1.7 billion pirated units were manufactured in 2003. According to IFPI estimates, approximately 35% of all music CDs sold worldwide in 2003 were pirated. Unauthorized copies and piracy contributed to the decrease in the volume of legitimate sales and put pressure on the price of legitimate sales. They may have an adverse effect on our business.

The recorded music industry is under investigation by Eliot Spitzer, the Attorney General for the State of New York, regarding its practices in promoting its records to radio stations.

On September 7, 2004 and November 22, 2004, Eliot Spitzer, the Attorney General of the State of New York, served Warner Music Group with requests for information in the form of subpoenas duces tecum in connection with an industry-wide investigation of the relationship between music companies and radio stations, including the use of independent promoters. The investigation is pursuant to New York Executive Law §63(12) and New York General Business Law §349, both of which are consumer fraud statutes. It is too soon to predict the outcome of this investigation but it has the potential to result in changes in the manner in which the recorded music industry promotes its records, which could adversely affect our business.

If we are unable to protect our intellectual property rights competitors may be able to use our technology or intellectual property rights, which could weaken our competitive position.

We own several intellectual property assets. Our success depends in part on our ability to obtain and enforce intellectual property rights for those assets, both in the United States and in other countries. In those circumstances, we may file applications for patents, copyrights and trademarks as our management deems appropriate. We cannot assure you that these applications, if filed, will be approved, or that we will have the financial and other resources necessary to enforce our proprietary rights against infringement by others. Additionally, we cannot assure you that any patent, trademark or copyright obtained by us will not be challenged, invalidated or circumvented.

If we are alleged to have infringed on the intellectual property or other rights of third parties it could subject us to significant liability for damages and invalidation of our proprietary rights.

Our business is highly dependent upon intellectual property, a field that has encountered increasing litigation in recent years. If third parties allege that we have infringed on their intellectual property rights, privacy rights or publicity rights or have defamed them, we could become a party to litigation. These claims and any resulting lawsuits could subject us to significant liability for damages and invalidation of our proprietary rights and/or restrict our ability to publish and distribute the infringing or defaming content. There can be no assurance that we would prevail in any such litigation. If we were to lose a litigation relating to intellectual property, we could be forced to pay monetary damages and to cease the sale of certain products or the use of certain technology. Any of the foregoing may adversely affect our business.

Radio VSE leases airtime from a third party, WNYW 87.7 FM in New York, which must comply with comprehensive, complex and sometimes unpredictable federal regulations, which could have an adverse effect on our businesses if WNYW’s FCC license is revoked or not renewed and we can no longer lease airtime from WNYW.

Our broadcasting operations are dependent on leasing airtime from a third party, WNYW 87.7 FM in New York, which owns licenses from the FCC, which regulates the radio and television broadcasting industries in the United States. The radio and television broadcasting industries in the United States are subject to extensive and changing regulation by the FCC. Among other things, the FCC is responsible for the following:

-	assigning frequency bands for broadcasting;

-	determining the particular frequencies, locations and operating power of stations;

-	issuing, renewing, revoking and modifying station licenses;

-	determining whether to approve changes in ownership or control of station licenses;

-	regulating equipment used by stations; and

-	adopting and implementing regulations and policies that directly affect the ownership, operation, programming and employment practices of stations.

The FCC has the power to impose penalties for violation of its rules or the applicable statutes. While in the vast majority of cases licenses are renewed by the FCC, we cannot be sure that WNYW’s license will be renewed at the expiration date. Even if WNYW’s license is renewed, we cannot be sure that the FCC will not impose conditions or qualifications that could cause problems in our businesses or that WNYW will renew our lease for airtime.

A number of federal rules governing broadcasting have changed significantly in recent years and additional changes may occur, particularly with respect to the rules governing digital audio broadcasting, satellite radio services, multiple ownership and attribution. We cannot predict the effect that these regulatory changes may ultimately have on our operations.

The FCC has recently begun more vigorous enforcement of its indecency rules against the broadcast industry, which could have a material adverse effect on our business and our leasing airtime form WNYW.

The FCC’s rules prohibit the broadcast of obscene material at any time and indecent material between the hours of 6 A.M. and 10 P.M. Broadcasters risk violating the FCC’s indecency rules because of the FCC’s broad definition of such material, coupled with the spontaneity of live programming.

Recently, the FCC has begun more vigorous enforcement of its indecency rules against the broadcasting industry as a whole. Two Congressional committees have recently conducted hearings relating to indecency. Legislation has also been introduced in Congress that would increase the penalties for broadcasting indecent programming, and depending on the number of violations engaged in, would automatically subject broadcasters to license revocation, renewal or qualifications proceedings in the event that they broadcast indecent material. The FCC has indicated that it is stepping up its enforcement activities as they apply to indecency, and has threatened to initiate license revocation proceedings against broadcast licensees for future ‘‘serious indecency violations.’’ The FCC has found on a number of occasions recently, chiefly with regard to radio stations, that the content of broadcasts has contained indecent material. The FCC issued fines to the offending licensees. Moreover, the FCC has recently begun imposing separate fines for each allegedly indecent ‘‘utterance,’’ in contrast with its previous policy, which generally considered all indecent words or phrases within a given program as constituting a single violation.

The Communications Act provides that the FCC must renew a broadcast license if (i) the station involved has served the ‘‘public interest, convenience and necessity’’ and (ii) there have been no ‘‘serious violations’’ of the Act or FCC rules, and no ‘‘other violations’’ of the Act or rules which ‘‘taken together, would constitute a pattern of abuse.’’ If the Commission were to determine that indecency or other violations by WNYW falls within either or both of those definitions, the agency could (x) grant the license renewal applications of WNYW with burdensome conditions, such as requirements for periodic reports, (y) grant the applications for less than the full eight-year term in order to allow an early reassessment of WNYW, or (z) order an evidentiary hearing before an administrative law judge to determine whether renewal of WNYW’s license should be denied. If WNYW’s license renewal was ultimately denied, the station would be required to cease operation permanently. As a result Radio VSE would have to lease airtime from another station.

Legislation is pending in Congress which would, among other things, (i) increase very substantially the fines for indecent broadcasts, (ii) specify that all indecency violations are “serious” violations for license renewal purposes and (iii) mandate an evidentiary hearing on the license renewal application of any station that has had three indecency violations during its license term.

Management is fully aware of these risks, and believes that these are manageable risks and does not post real threats to the Company’s healthy development.

Risks Related to Our Common Stock and Its Market

If the ownership of our common stock continues to be somewhat concentrated in shares owned by our management, it may prevent you and other stockholders from influencing significant corporate decisions and may result in conflicts of interest that could cause our stock price to decline.

As of December 15, 2006, our executive officers, directors and their affiliates, beneficially own or control approximately 50.31% of the outstanding shares of our Common Stock, which entitles the holder to vote on a one vote per share basis. Accordingly, our current executive officers, directors and their affiliates will have some control over the outcome of corporate actions requiring stockholder approval, including the election of directors, any merger, consolidation or sale of all or substantially all of our assets or any other significant corporate transactions. These stockholders may also delay or prevent a change of control of us, even if such a change of control would benefit our other stockholders. The concentration of stock ownership may adversely affect the trading price of our common stock due to investors’ perception that conflicts of interest may exist or arise.

We may issue preferred stock in the future, and the terms of the preferred stock may reduce the value of your common stock.

We are not presently authorized to issue preferred stock. On November 17, 2006, we filed a Preliminary 14C Information Statement disclosing that, on November 16, 2006, we received written consents in lieu of a meeting of stockholders from a majority of our stockholders authorizing the amendment to our articles of incorporation, which would authorize twenty million (20,000,000) shares of blank check preferred stock, par value $0.001 per share. Our Board of Directors will be able to determine the terms of preferred stock without further action by our stockholders. Pursuant to Rule 14C of the Securities Exchange Act, this amendment is not effective until 20 days after we mail to our shareholders the Definitive Information Statement.

To the extent we issue preferred stock, it could affect your rights or reduce the value of your common stock. In particular, specific rights granted to future holders of preferred stock could be used to restrict our ability to merge with or sell our assets to a third party. These terms may include voting rights, and may include preferences as to dividends and liquidation, conversion and redemption rights, and sinking fund provisions.

We have not, and currently do not anticipate, paying dividends on our common stock.

We have never paid any dividend on our common stock and do not plan to pay dividends on our common stock for the foreseeable future. We currently intend to retain future earnings, if any, to finance operations, capital expenditures and to expand our business.

There is a limited market for our common stock which makes it difficult for investors to engage in transactions in our securities.

Our common stock is quoted on the Pink Sheets under the symbol “MYIQ”. There is a limited trading market for our common stock. If public trading of our common stock does not increase, a liquid market will not develop for our common stock. The potential effects of this include difficulties for the holders of our common shares to sell our common stock at prices they find attractive. If liquidity in the market for our common stock does not increase, investors in our company may never realize a profit on their investment.

Our stock is thinly traded, which can lead to price volatility and difficulty liquidating your investment.

The trading volume of our stock has been low, which can cause the trading price of our stock to change substantially in response to relatively small orders. In addition, during the last two fiscal years and interim quarters, our common stock has traded as low as $0.001 and as high as $0.01. Both volume and price could also be subject to wide fluctuations in response to various factors, many of which are beyond our control, including actual or anticipated variations in quarterly and annual operating results and general market perception. An absence of an active trading market could adversely affect our shareholders’ ability to sell our common stock in short time periods, or possibly at all. In addition, we believe that factors such as changes in the overall economy or the condition of the financial markets could cause the price of our common stock to fluctuate substantially. These fluctuations may also cause short sellers to enter the market from time to time in the belief that we will have poor results in the future. We cannot predict the actions of market participants and, therefore, can offer no assurances that the market for our stock will be stable or appreciate over time.

A sale of a substantial number of shares of our common stock may cause the price of our common stock to decline.

If our shareholders sell substantial amounts of our common stock in the public market, including shares issued upon the exercise of outstanding options or warrants, the market price of our common stock could fall. These sales also may make it more difficult for us to sell equity or equity-related securities in the future at a time and price that we deem reasonable or appropriate.

Our common stock is deemed to be “penny stock”, which may make it more difficult for investors to sell their shares due to suitability requirements.

    Our common stock is deemed to be “penny stock” as that term is defined in Rule 3a51-1 promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These requirements may reduce the potential market for our common stock by reducing the number of potential investors. This may make it more difficult for investors in our common stock to sell shares to third parties or to otherwise dispose of them. This could cause our stock price to decline. Penny stocks are stock:

▪	With a price of less than $5.00 per share;

▪	That are not traded on a “recognized” national exchange;

▪	Whose prices are not quoted on the NASDAQ automated quotation system (NASDAQ listed stock must still have a price of not less than $5.00 per share); or

▪
In issuers with net tangible assets less than $2.0 million (if the issuer has been in continuous operation for at least three years) or $10.0 million (if in continuous operation for less than three years), or with average revenues of less than $6.0 million for the last three years.

    Broker/dealers dealing in penny stocks are required to provide potential investors with a document disclosing the risks of penny stocks. Moreover, broker/dealers are required to determine whether an investment in a penny stock is a suitable investment for a prospective investor. Many brokers have decided not to trade “penny stocks” because of the requirements of the penny stock rules and, as a result, the number of broker-dealers willing to act as market makers in such securities is limited. In the event that we remain subject to the “penny stock rules” for any significant period, there may develop an adverse impact on the market, if any, for our securities. Because our securities are subject to the “penny stock rules,” investors will find it more difficult to dispose of our securities. Further, for companies whose securities are traded on the Pink Sheets, it is more difficult: (i) to obtain accurate quotations, (ii) to obtain coverage for significant news events because major wire services, such as the Dow Jones News Service, generally do not publish press releases about such companies, and (iii) to obtain needed capital.

Our recent financing requires us to file a registration statement which must become effective within 135 days after the initial closing date of August 21, 2006 and if this fails to happen we will incur liquidated damages.

We recently received financing from the selling security holders listed in this document. Such financing requires us to file a registration statement and have the registration statement declared effective by the SEC within 135 days of the closing of the financing, which occurred on August 21, 2006. If this registration statement is not declared effective by January 3, 2007, we begin incurring liquidated damages equal to 2% of the principal of the promissory notes issued for each 30 day period that the registration statement is not declared effective after January 3, 2007.

We will not meet this deadline and are working to renegotiate these terms to avoid incurring liquidated damages. No assurances can be made that we will successfully avoid same.

The conversion of the promissory notes based on our recent financing is based on an average of our closing bid price of our intra day trading prices of our common stock over a certain period of time prior to conversion and the decrease of the intra day trading price will result in issuance of a significant increase of shares resulting in dilution to our shareholders.

The conversion of the promissory notes in our recent financing is based on the applicable percentage of the average of the lowest three (3) trading prices for the Common Stock during the twenty (20) trading day period prior to conversion. The “Applicable Percentage” means 50%; provided, however, that the Applicable Percentage shall be increased to (i) 55% in the event that a Registration Statement is filed within thirty days of the closing and (ii) 60% in the event that the Registration Statement becomes effective within one hundred and twenty days from the Closing. The price of our common shares may fluctuate and the lower intra-day trading price in the future, will result in a conversion ratio resulting in issuance of a significant amount of our common shares to the promissory note holders. This will result in our present shareholders being diluted.

Selling shareholders may impact our stock value through the execution of short sales which may decrease the value of our common stock.

Short sales are transactions in which a selling shareholder sells a security it does not own. To complete the transaction, a selling shareholder must borrow the security to make delivery to the buyer. The selling shareholder is then obligated to replace the security borrowed by purchasing the security at the market price at the time of replacement. The price at such time may be higher or lower than the price at which the security was sold by the selling shareholder. If the underlying security goes down in price between the time the selling shareholder sells our security and buys it back, the selling shareholder will realize a gain on the transaction. Conversely, if the underlying security goes up in price during the period, the selling shareholder will realize a loss on the transaction. The risk of such price increases is the principal risk of engaging in short sales. The selling shareholders in this registration statement could short the stock by borrowing and then selling our securities in the market, and then converting the stock through either the Note or Warrants at a discount to replace the security borrowed. Because the selling shareholders control a large portion of our common stock, the selling shareholders could have a large impact on the value of our stock if they were to engage in short selling of our stock. Such short selling could impact the value of our stock in an extreme and volatile manner to the detriment of other shareholders.

Shares eligible for public sale in the future could decrease the price of our shares of common stock and reduce our future ability to raise capital.

Sales of substantial amounts of shares of our common stock in the public market could decrease the prevailing market price of our common stock. If this is the case, investors in our shares of common stock may be forced to sell such shares at prices below the price they paid for their shares, or in the case of the investors in the August 2006 financing, prices below the price they converted their notes and warrants into shares. In addition, a decreased market price may result in potential future investors losing confidence in us and failing to provide needed funding. This will have a negative effect on our ability to raise equity capital in the future.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Submission of Matters to a Vote of Security Holders.

None.

Item 5.	Other Information.

Loan Agreement and Stock Purchase Agreement dated October 9, 2006

Pursuant to a Loan Agreement and Stock Purchase Agreement dated October 9, 2006, (the “First Agreement”) by and among Mega Media Group, Inc., and Andrey Anikeyev (the “First Lender”), the First Lender agreed to loan to the Company $100,000.00 at an interest rate of 9.00 percent per annum, to be paid in full by the Company no later than 3 months from the date of the First Agreement. The First Agreement provided that the principle amount of this loan, or $100,000.00, is convertible into common stock of the Company at a conversion price of $0.30 per share at the option of the First Lender. A Copy of the First Agreement is attached to this Quarterly Report as Exhibit 4.7.

Loan Agreement and Stock Purchase Agreement dated October 24, 2006

Pursuant to a Loan Agreement and Stock Purchase Agreement dated October 24, 2006, (the “Second Agreement”) by and among Mega Media Group, Inc., and Dr. Elan Kaufman (the “Second Lender”), the Second Lender agreed to loan to the Company $56,000.00 at an interest rate of 9.00 percent per annum, to be paid in full by the Company no later than 12 months from the date of the Second Agreement. The Second Agreement provided that the principle amount of this loan, or $56,000.00, is convertible into common stock of the Company at a conversion price of $0.30 per share at the option of the Second Lender. The Second Lender is an affiliate of our company by virtue of the amount of the common stock of our Company he owns. A Copy of the Second Agreement is attached to this Quarterly Report as Exhibit 4.8.

Loan Agreement dated October 31, 2006

Pursuant to a Loan Agreement dated October 31, 2006, (the “Third Agreement”) by and among Edulink, Inc., Mega Media Group, Inc., and David Kokakis (the “Third Lender”), the Third Lender had loaned to the Company pursuant to prior agreements a total of $444,500.00 at an interest rate of 9.00 percent per annum. Upon recognition of the Company’s inability to pay these sums as they came due, the Company and the Third Lender renegotiated the terms of these Loans so that the entire sum of $444,500.00 is due and payable no later than October 31, 2007. The Third Lender is our Chief Operating Officer and Director. A Copy of the Third Agreement is attached to this Current Report as Exhibit 4.9.

Loan Agreement and Stock Purchase Agreement dated October 31, 2006

Pursuant to a Loan Agreement and Stock Purchase Agreement dated October 31, 2006, (the “Fourth Agreement”) by and among Mega Media Group, Inc., and Dr. Lev Paukman (the “Fourth Lender”), the Fourth Lender agreed to loan to the Company $50,000.00 at an interest rate of 9.00 percent per annum, to be paid in full by the Company no later than 2 months from the date of the Fourth Agreement. The Fourth Agreement provided that the principle amount of this loan, or $50,000.00, is convertible into common stock of the Company at a conversion price of $0.30 per share at the option of the Fourth Lender. The Fourth Lender is also a member of our Board of Directors and acting President of Echo Broadcasting Group, Inc. A Copy of the Fourth Agreement is attached to this Quarterly Report as Exhibit 4.10.

Loan Agreement and Stock Purchase Agreement dated October 31, 2006

Pursuant to a Loan Agreement and Stock Purchase Agreement dated October 31, 2006, (the “Fifth Agreement”) by and among Mega Media Group, Inc., and Dr. Michael Koifman (the “Fifth Lender”), the Fifth Lender agreed to loan to the Company $40,000.00 at an interest rate of 9.00 percent per annum, to be paid in full by the Company no later than 12 months from the date of the Fifth Agreement. The Fifth Agreement provided that the principle amount of this loan, or $40,000.00, is convertible into common stock of the Company at a conversion price of $0.30 per share at the option of the Fifth Lender. The Fifth Lender is the father of Elan Kaufman, the Second Lender and an affiliate of the Company. A Copy of the Fifth Agreement is attached to this Quarterly Report as Exhibit 4.11.

Loan Agreement and Stock Purchase Agreement dated September 25, 2006

Pursuant to a Loan Agreement and Stock Purchase Agreement dated September 25, 2006, (the “Sixth Agreement”) by and among Mega Media Group, Inc., and Dr. Lev Paukman (the “Fourth Lender”), the Fourth Lender agreed to loan to the Company $20,000.00 at an interest rate of 9.00 percent per annum, to be paid in full by the Company no later than 2 months from the date of the Sixth Agreement. The Sixth Agreement provided that the principle amount of this loan, or $20,000.00, is convertible into common stock of the Company at a conversion price of $0.30 per share at the option of the Fourth Lender. The Fourth Lender is also a member of our Board of Directors and acting President of Echo Broadcasting Group, Inc. A Copy of the Sixth Agreement is attached to this Quarterly Report as Exhibit 4.12.
Item 6.	Exhibits.

Exhibit No.	Title of Document	Location
2.1	Agreement and Plan of Merger between URREA Enterprises and EduLink Inc.	Incorporated by reference to Form 10-12G filed on March 14, 2000

2.2	Stock Purchase Agreement and Share Exchange dated August 10, 2006 by and among EduLink, Inc., Mega Media Group, Inc. and Mega Media Shareholders	Incorporated by reference to Form 8-K filed August 18, 2006

3.1.1	Articles of Incorporation of URREA Enterprises, Inc.	Incorporated by reference to Form 10-12G filed on March 14, 2000

3.2	By-laws of EduLink Inc.	Incorporated by reference to Form 10-12G filed on March 14, 2000

4.1	Securities Purchase Agreement dated August 18, 2006, by and among the Company and New Millennium Capital Partners II, LLC, AJW Qualified Partners, LLC, AJW Offshore, Ltd. and AJW Partners, LLC	Incorporated by reference as Exhibit 4.1 to Form 8-K filed on August 21, 2006

4.2	Form of Callable Convertible Secured Note by and among New Millennium Capital Partners II, LLC, AJW Qualified Partners, LLC, AJW Offshore, Ltd. and AJW Partners, LLC	Incorporated by reference as Exhibit 4.2 to Form 8-K filed on August 21, 2006

4.3	Form of Stock Purchase Warrant issued to New Millennium Capital Partners II, LLC, AJW Qualified Partners, LLC, AJW Offshore, Ltd. and AJW Partners, LLC	Incorporated by reference as Exhibit 4.3 to Form 8-K filed on August 21, 2006

4.4	Registration Rights Agreement dated August 18, 2006 by and among New Millennium Capital Partners II, LLC, AJW Qualified Partners, LLC, AJW Offshore, Ltd. and AJW Partners, LLC	Incorporated by reference as Exhibit 4.4 to Form 8-K filed on August 21, 2006

4.5	Security Agreement dated August 18, 2006 by and among the Company and New Millennium Capital Partners II, LLC, AJW Qualified Partners, LLC, AJW Offshore, Ltd. and AJW Partners, LLC	Incorporated by reference as Exhibit 4.5 to Form 8-K filed on August 21, 2006

4.6
Intellectual Property Security Agreement dated August 18, 2006 by and among the Company and New Millennium Capital Partners II, LLC, AJW Qualified Partners, LLC, AJW Offshore, Ltd. and AJW Partners, LLC
Incorporated by reference as Exhibit 4.6 to Form 8-K filed on August 21, 2006

4.7	Loan Agreement and Stock Purchase Agreement dated October 9, 2006, (the “First Agreement”) by and among Mega Media Group, Inc., and Andrey Anikeyev	Filed herewith

4.8	Loan Agreement and Stock Purchase Agreement dated October 24, 2006, (the “Second Agreement”) by and among Mega Media Group, Inc., and Dr. Elan Kaufman	Filed herewith

4.9	Loan Agreement dated October 31, 2006, (the “Third Agreement”) by and among Edulink, Inc., Mega Media Group, Inc., and David Kokakis	Filed herewith

4.10	Loan Agreement and Stock Purchase Agreement dated October 31, 2006, (the “Fourth Agreement”) by and among Mega Media Group, Inc., and Dr. Lev Paukman	Filed herewith

4.11	Loan Agreement and Stock Purchase Agreement dated October 31, 2006, (the “Fifth Agreement”) by and among Mega Media Group, Inc., and Dr. Michael Koifman	Filed herewith

4.12	Loan Agreement and Stock Purchase Agreement dated September 25, 2006, (the “Sixth Agreement”) by and among Mega Media Group, Inc., and Dr. Lev Paukman	Filed herewith

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934	Filed herewith

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934	Filed herewith

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

32.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EDULINK, INC.

Date: December 16, 2006	By:	/s/ Aleksandr Shvarts
ALEKSANDR SHVARTS