Form 10-K
period 2006-12-31
LEARNING PRIORITY INC
filed 2008-06-04
CIK 1023008

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

                                   (Mark One)

|X|      ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
         OF 1934

         FOR THE FISCAL YEAR ENDED DECEMBER 31, 2006

|_| TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from ___________ to ___________

                        Commission File number 000-29953

                                  EDULINK, INC.
              -----------------------------------------------------
             (Exact name of registrant as specified in its charter)

                  NEVADA                       95-4562316
       -----------------------------        -----------------
      (State or other jurisdiction of      (I.R.S. Employer
       incorporation or organization)      Identification No.)

             605 WARWICK AVENUE #4, THOUSAND OAKS, CALIFORNIA    91360
             ------------------------------------------------------------
               (Address of principal executive offices)       (Zip Code)

        Registrant's telephone number, including area code (805) 449-1614

         Securities registered under Section 12(b) of the Exchange Act:

          Title of each class        Name of each exchange on which registered
          -------------------        -----------------------------------------
                 None                                   None

           Securities registered pursuant to Section 12(g) of the Act:
                          COMMON STOCK, PAR VALUE $.001
                                (Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes |_| No |X|

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes |_| No |X|

Indicate by check mark if the registrant (1) has filed reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Company was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |_|No |X|

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K(ss.229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |X|

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act.

Check one): Large Accelerated Filer |_|   Accelerated Filer |_|
            Non-Accelerated Filer   |X|   Smaller reporting company |_|

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes |_| No |X|

Aggregate market value of the voting and non-voting common stock held by non-affiliates of the Company as of December 31, 2006 is $150,000:

Number of shares of the registrant's common stock outstanding as of December 31, 2006: 1,500,000,000.



                                TABLE OF CONTENTS

                                     Part I

Item 1.   Business                                                               3
Item 1A.  Risk Factors                                                           5
Item 2.   Properties                                                             0
Item 3.   Legal Proceedings                                                      0
Item 4.   Submission of Matters to a Vote of Security Holders                    1

                                     Part II

Item 5.    Market for Registrant's Common Equity, Related Stockholder Matters
                and issuer Purchases of Equity Securities                        21
Item 6.    Selected Financial Data                                               22
Item 7.    Management's Discussion and Analysis of Financial Condition
                and Results of Operations.                                       22
Item 7A.   Quantitative and Qualitative Disclosures about Market Risk            26
Item 8.    Financial Statements and Supplementary Data                           27
Item 9.    Changes in and Disagreements With Accountants on Accounting and
                Financial Disclosure                                             37
Item 9A.   Controls and Procedures                                               37
Item 9B.   Other Information                                                     38

                                    Part III

Item 10.   Directors and Executive Officers of the Registrant                    38
Item 11.   Executive Compensation                                                40
Item 12.   Security Ownership of Certain Beneficial Owners and Management
                and Related Stockholder Matters                                  41
Item 13.   Certain Relationships and Related Transactions                        41
Item 14.   Principal Accountant Fees and Services                                41

                                     Part IV
Item 15.   Exhibits                                                              42
           Signatures                                                            42


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

                                     Part 1

Item 1.  Business.

Explanatory Note

On March 12, 2007, Edulink, Inc., a Nevada corporation ("Edulink"), certain Edulink shareholders, Mega Media Group, Inc., a New York Corporation ("MMG"), and MMG shareholders, entered into a Mutual Rescission and Release Agreement (the "Rescission Agreement") whereby the parties mutually agreed to rescind the Stock Purchase Agreement and Share Exchange (the "Exchange Agreement") dated August 10, 2006, and unwind the reverse merger. The Board of Directors of each of Edulink and Mega Media have each mutually agreed to and determined that is fair to and in the best interests of their respective corporations and shareholders to rescind the Exchange Agreement and unwind the reverse merger and the transactions contemplated thereby as if they never occurred, upon the terms and subject to the conditions set forth in this Rescission Agreement. A majority of EduLink's shareholders and all of MMG's shareholders have also approved the Rescission Agreement. The reverse merger was accounted for as if it had occurred on February 1, 2005. Mega Media Group, Inc. became and remained the accounting acquirer.

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

     The Company originally estimated that it needed a total of approximately $8.5 million to produce, alpha test, beta test and launch the system for the 7th and 8th grades only. The Company subsequently (in August 2001) determined that to successfully launch the system, it was necessary to include curricula for all grades from 3rd through 12th as well as the homeschool market, and the Company therefore also needed to license and make third party content available through its system. The Company estimated that it needed an additional $5 million through June 2002 to complete the modifications required for the system's application for the entire 3rd through 12th grades and to the homeschool market, to license and integrate third party content, to complete production of additional enabling tools, to create proprietary curriculum for two additional grade levels, to launch the system and conduct marketing activities up to the end of the customary school year (i.e., June 2002), and to provide the infrastructure to market and exploit the Company's technologies outside of the grade 3-12 education market. Therefore, having taken into account the revised capital requirements, the Company estimated that it needed to raise a total of $13.5 million, of which it had raised a total of $8,062,578, net of expenses, as of September 30, 2001, primarily through the private placement of its Common Stock. As of December 31, 2001, the Company had raised only $200,000 of the additional $5.5 million in capital it needed, and had not completed the production of additional enabling tools, had not licensed additional third party curriculum content, had not upgraded the technology and had not the completed the infrastructure to exploit its technologies outside of the grade 3-12 education market. And as of December 31, 2006, the Company had raised only an additional $150,000. The Company now estimates that it needs to raise a total of $5 million in capital to upgrade its technology, license and integrate third party content for the 3rd through 12th grades, produce additional enabling tools, conduct marketing activities and launch the system in September 2008 for the education market. The Company intends to raise the additional $5 million in capital it needs to complete those modifications and enabling tools, to integrate third party content and to beta test the system while working with various school districts, school district alliances and/or State Departments of Education. Concurrently, the Company intends to obtain additional content from educational publishers, universities and other content providers and to launch the system upon the start of the next customary school year (i.e., August-September 2008), as well as to create the infrastructure to market and exploit its technology in other markets. The Company raised $10,417,381, net of expenses, as of December 31, 2006, toward the goal of a total of $13.5 million, primarily through the private placement of its common stock. The Company now expects that expenses (including software development costs and general and administrative costs) will be approximately $5 million per year from April 1, 2007 to March 31, 2008, to license additional third party curriculum content, to produce additional software tools, to alpha test and beta test the content so licensed and the tools so produced, to upgrade technologies, to continue operations, to provide necessary support and maintenance services to licensees, to increase marketing activities for the Smart Schoolhouse system and to continue and increase development, marketing and support activities relating to the Company's technologies for application in markets outside of the 3rd through 12th grade U.S. education market.

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

Our Proprietary Software
------------------------

     Our proprietary software includes our delivery and content management system and our tools. We have one patent claim pending with the U. S. Patent and Trademark Office for "System and Method For Developing Instructional Material using a Content Database" (our Content Editor), and have one additional patent claim filed "System and Method for Automating a Purchase Approval Process". Our delivery system and content management includes:

         o our content server, consisting of EduLink's proprietary data model and database;

         o        an authoring system, consisting of the Company's Content
                  Editor Tool;

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


Employees

         As of December 31, 2006, EduLink had one employee, michael rosenfelt. The Company entered into an employment Agreement on September 1, 1999. The agreement has since expired.

Subsequent Events
-----------------

         On July 21st, 2007, Ian Rescigno was appointed to the Board of Directors and michael rosenfelt resigned from the Board of Directors.

         Ian Rescigno has been employed as Chief Executive Officer of EduLink since August 1, 2007, and his employment agreement runs through December 31, 2012. Compensation is $150,000 per year plus a bonus equal to the greater of 10% of the Net Pre-Tax Profits or 10% of the Net Cash Flow of EduLink computed annually, but not to exceed an amount equal to $300,000 for each of the calendar years 2008 and 2009 and $450,000 for each of the calendar years 2010, 2011, and 2012; in addition, Mr. Rescigno is entitled to four weeks vacation, annually, fifteen paid sick days, annually, and insurance benefits. Mr. Rescigno must devote all of his work efforts to EduLink, Inc. for the term of his employment agreement.

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

         Since our inception, we have generated no revenues. We do not anticipate generating revenues until our Smart Schoolhouse system is launched, which is currently anticipated to be in September 2008. However, if our Internet educational services are not accepted and adopted by a significant number of school districts and schools we will not generate significant revenues or become profitable. As of December 31, 2006, our accumulated deficit was $ 17,843,350.

         For the fiscal years ended December 31, 1999, 2000, 2001, 2002, 2003, 2004, 2005 and 2006, the report of our independent certified public accountants contained a going concern qualification. We expect to continue to experience significant operating losses in the future as we continue our development efforts. Our future losses could cause the market value of our common stock to decline.

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

         We currently anticipate that $5 million will be needed to complete modifications to the system for application to the home school market, to license third-party curriculum content, complete the alpha and beta testing of our Smart Schoolhouse system for grades 3 through 12, to complete the development of additional enabling tools, to upgrade our technology, to engage additional managerial, marketing and staff personnel, and carry through the rescheduled September 2008 launch through the spring 2009. Additionally, following the spring 2009, we currently anticipate the need for an additional $5 million per year thereafter to fund continuing operations, upgrade existing content, upgrade technology, and produce and license additional content, beta test and launch additional tools and content for our Smart Schoolhouse system. During the year ended December 31, 2006, we used $0 in our operating activities. During the year ended December 31, 2005, we used $10,260 in our operating activities. Changes in our development program or other changes affecting our operating expenses could, however, alter the timing and amount of our expenditures and when we will require additional funding. The additional funding we require may not be available to us on favorable terms or at all. If we cannot obtain adequate funding, we will be required to shut-down our operations.

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

         We are currently developing our Smart Schoolhouse system for the 3rd through 12th grades and the home school market, with initial or "alpha" testing among a limited user group completed as of December 2001. The second or "beta" round of testing among a wider group that includes more "real world" users is now intended to begin in the summer of 2008 and we expect it to be completed prior to the anticipated September 2008 commercial launch of the 3rd through 12th grade and home school portions of the Smart Schoolhouse system. However, this schedule assumes that the alpha and beta tests do not reveal significant defects or faults in the system. If significant defects or faults are found, EduLink may not be able to meet this schedule, which would delay the commercial launch and therefore delay the generation of revenue. This, in turn, could cause the market value of our common stock to decline.

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


Item 2.    Properties.

         At December 31, 2006 EduLink utilized a portion of the offices used by michael rosenfelt at 201 Wilshire Blvd. Second Floor, Santa Monica, CA. 90401 as its administrative offices. EduLink also had its production offices located at 5743 Corsa Avenue, Suite 207, Westlake Village, California 91362. EduLink paid $0, $0, $0, $0, $30,491, $62,067, $68,426 and $31,711 in 2006, 2005, 2004, 2003,
2002, 2001, 2000, and 1999, respectively, to the landlords of the premises, which are not affiliates of EduLink. In January 2002, the lease for the Westlake Village office expired in accordance with its terms, and the Company no longer leases facilities at that location.

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

         The Company is not involved in any other pending legal proceedings.

Item 4.    Submission of Matters to a Vote of Security Holders.

None.

                                     PART II


 Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and issuer Purchases of Equity Securities.

         The Company's common stock was traded on NASDAQ's OTC Bulletin Board under the symbol "MYIQ" from November 23, 1999 until May 3, 2000 when it was removed from the OTC Bulletin Board. Trading on the OTC Bulletin Board resumed on July 24, 2000 after the common stock was registered under the Securities Exchange Act of 1934. The Company's common stock is currently quoted on the Pink Sheets Electronic Quotation Service under the symbol "LRNP".

         The following table sets forth the range of high and low bid prices for our common stock for each quarterly period from December 31, 2006 through December 31, 2004 as reported by brokers and dealers making a market in the capital stock.. Such quotations reflect inter-dealer prices without retail markup, markdown or commission, and may not necessarily represent actual transactions:

                                             HIGH               LOW
        FISCAL 2006
        FIRST QUARTER                     $ .0003            $ .0001
        SECOND QUARTER                      .0003              .0001
        THIRD QUARTER                       .0003              .0001
        FOURTH QUARTER                      .0003              .0001

        FISCAL 2005
        FIRST QUARTER                     $ .0003            $ .0001
        SECOND QUARTER                      .0003              .0001
        THIRD QUARTER                       .0003              .0001
        FOURTH QUARTER                      .0003              .0001

        FISCAL 2004
        FIRST QUARTER                     $ .0003            $ .0001
        SECOND QUARTER                      .0003              .0001
        THIRD QUARTER                       .0003              .0001
        FOURTH QUARTER                      .0003              .0001

Holders
-------

         As of September 5, 2007, there were 9664 record holders of Edulink's common stock.

 Dividends
 ---------

         Historically, we have not paid dividends to the holders of our common stock and we do not expect to pay any such dividends in the foreseeable future as we expect to retain our future earnings for use in the operation and expansion of our business.

Recent Sales of Unregistered Securities
---------------------------------------

         None.

Equity Compensation Plan Information
------------------------------------

         The Company intends to adopt an equity-based incentive plan in order to attract and retain key employees and directors of Edulink.

Item 6.     Selected Financial Data.

         Year Ended December 31, 2006 as compared to Year Ended December 31,
2005

                                             FOR THE YEARS ENDED DECEMBER 31,
          INCOME STATEMENT:                          2006           2005
                                            --------------------------------

REVENUE                                     $           --     $            --
INTEREST INCOME                             $           --     $            --
SOFTWARE DEVELOPMENT COSTS                  $           --     $            --
GENERAL AND ADMINISTRATIVE EXPENSES         $           --     $         5,500
TOTAL OPERATING EXPENSES                    $           --     $         5,500
NET LOSS FROM OPERATIONS                    $           --     $        (5,500)

    BASIC AND DILUTED LOSS PER SHARE        $         0.00     $          0.00
    WEIGHTED AVERAGE SHARES OUTSTANDING      1,500,000,000       1,500,000,000

                                                  AS OF DECEMBER 31,
                                                2006            2005
                                           ------------------------------
         BALANCE SHEET DATA
         CASH AND PREPAID ASSETS           $         --     $        --
         TOTAL ASSETS                                --     $        --

         STOCKHOLDERS'EQUITY (DEFICIT)     $                $(1,680,581)


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

Overview
--------

         EduLink, Inc. is a development stage company engaged in the design and development of a seamless integrated Internet educational service, called the Smart Schoolhouse system, for schools and homes, that is intended to be marketed to and utilized by students, parents, teachers and school administrators. The planned service will be delivered over the Internet to personal computer users.

         The Company originally estimated that it needed a total of approximately $8.5 million to produce, alpha test, beta test and launch the system for the 7th and 8th grades only. The Company subsequently (in August
2001) determined that to successfully launch the system, it was necessary to include curricula for all grades from 3rd through 12th as well as the homeschool market, and the Company therefore also needed to license and make third party content available through its system. The Company estimated that it needed an additional $5 million through June 2002 to complete the modifications required for the system's application for the entire 3rd through 12th grades and to the homeschool market, to license and integrate third party content, to complete production of additional enabling tools, to create proprietary curriculum for two additional grade levels, to launch the system and conduct marketing activities up to the end of the customary school year (i.e., June 2002), and to provide the infrastructure to market and exploit the Company's technologies outside of the grade 3-12 education market. Therefore, having taken into account the revised capital requirements, the Company estimated that it needed to raise a total of $13.5 million, of which it had raised a total of $8,062,578, net of expenses, as of September 30, 2001, primarily through the private placement of its Common Stock. As of December 31, 2001, the Company had raised only $200,000 of the additional $5.5 million in capital it needed, and had not completed the production of additional enabling tools, had not licensed additional third party curriculum content, had not upgraded the technology and had not the completed the infrastructure to exploit its technologies outside of the grade 3-12 education market. And as of December 31, 2006, the Company had raised only an additional $150,000. The Company now estimates that it needs to raise a total of $5 million in capital to upgrade its technology, license and integrate third party content for the 3rd through 12th grades, produce additional enabling tools, conduct marketing activities and launch the system in September 2008 for the education market. The Company intends to raise the additional $5 million in capital it needs to complete those modifications and enabling tools, to integrate third party content and to beta test the system while working with various school districts, school district alliances and/or State Departments of Education. Concurrently, the Company intends to obtain additional content from educational publishers, universities and other content providers and to launch the system upon the start of the next customary school year (i.e., August-September 2008), as well as to create the infrastructure to market and exploit its technology in other markets. The Company raised $10,417,381, net of expenses, as of December 31, 2006, toward the goal of a total of $13.5 million, primarily through the private placement of its common stock. The Company now expects that expenses (including software development costs and general and administrative costs) will be approximately $5 million per year from April 1, 2007 to March 31, 2008, to license additional third party curriculum content, to produce additional software tools, to alpha test and beta test the content so licensed and the tools so produced, to upgrade technologies, to continue operations, to provide necessary support and maintenance services to licensees, to increase marketing activities for the Smart Schoolhouse system and to continue and increase development, marketing and support activities relating to the Company's technologies for application in markets outside of the 3rd through 12th grade U.S. education market.

Results of Operation
--------------------

Year Ended December 31, 2006 as compared to Year Ended December 31, 2005

                                            For The Years Ended December 31,
          INCOME STATEMENT:                       2006           2005
                                            --------------------------------

REVENUE                                      $         --    $       --
INTEREST INCOME                              $         --    $       --
SOFTWARE DEVELOPMENT COSTS                   $         --    $       --
GENERAL AND ADMINISTRATIVE EXPENSES          $         --    $    5,500
TOTAL OPERATING EXPENSES                     $         --    $    5,500

                NET LOSS FROM OPERATIONS     $         --    $   (5,500)

         Comparison of the Year Ended December 31, 2006 and Year Ended December 31, 2005.

         REVENUE. Our revenue remained the same during the period ended December 31, 2006, compared with the period ended December 31, 2005.

         INTEREST INCOME. Interest income expense remained the same during the period ended December 31, 2006, compared with the period ended December 31, 2005.

         GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses decreased $5,500 for the year ended December 31, 2006 to $0 compared with $5,500 for the year ended December 31, 2005. The decrease was due to an overall scaling back of our operations.

         SOFTWARE DEVELOPMENT COSTS. Software development costs remained the same during the period ended December 31, 2006, compared with the period ended December 31, 2005.

         TOTAL OPERATING EXPENSES. Total operating expenses decreased $5,500 for the year ended December 31, 2006 to $0 compared with $5,500 for the year ended December 31, 2005. The decrease was due to an overall scaling back of our operations.

Liquidity and Capital Resources
-------------------------------

         Since 1996, EduLink has financed its working capital needs through capital contributions by stockholders, private placement of common equity and bridge loans. As of December 31, 2006, the Company had cash of approximately $0. Cash used in operations was $0 for the year ended December 31, 2006, and $10,398,809 from inception through December 31, 2006. Cash used in operations during each of these periods was primarily for expenses related to the design and development of computer software and general and administrative expenses. Since 1996 and through December 31, 2006, the Company has raised $9,370,177 through sales of common stock, $250,000 from the issuance of debentures and approximately $933,260 through bridge loans. The Company's current cash resources will not be sufficient to meet its immediate requirements. The Company is not currently generating revenues to fund its ongoing operations and without additional capital the Company will not be able to operate.

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

         Comparison of the Year Ended December 31, 2005 and Year Ended December 31, 2004.

         REVENUE. Our revenue remained the same during the period ended December 31, 2005, compared with the period ended December 31, 2004.

         GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses decreased $988,442 for the year ended December 31, 2005 to $5,500 compared with $993,942 for the year ended December 31, 2004. The decrease was due to an overall scaling back of our operations.

         INTEREST EXPENSE. The Company's interest expense increased to $213,366 for the year ended December 31, 2005 compared with $132,146 for the year ended December 31, 2004. This increase was due to to increase in amortization of debt discount in the amount of $32,270 and accrued interest in the amount of $48,950.

Liquidity and Capital Resources
-------------------------------

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

Going Concern
-------------

         As reflected in the Company's Financial Statements which accompany this report, our financial statements have been prepared on a going concern basis, which contemplates the realization of assets and liabilities and commitments in the normal course of business. In the near term, we expect operating costs to continue to exceed funds generated from operations. As a result, we expect to continue to incur operating losses and we may not have sufficient funds to grow our business in the future. We can give no assurance that we will achieve profitability or be capable of sustaining profitable operations. As a result, operations in the near future are expected to continue to use working capital.

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

Subsequent Events
----------------

         On July 21st, 2007, Ian Rescigno was appointed to the Board of Directors and michael rosenfeld resigned from the Board of Directors.

         Ian Rescigno has been employed as Chief Executive Officer of Learning Priority, Inc. since August 1, 2007, and his employment agreement runs through December 31, 2012. Compensation is $150,000 per year plus a bonus equal to the greater of 10% of the Net Pre-Tax Profits or 10% of the Net Cash Flow of Learning Priority, Inc. computed annually, but not to exceed an amount equal to $300,000 for each of the calendar years 2008 and 2009 and $450,000 for each of the calendar years 2010, 2011, and 2012; in addition, Mr. Rescigno is entitled to four weeks vacation, annually, fifteen paid sick days, annually, and insurance benefits. Mr. Rescigno must devote all of his work efforts to Learning Priority, Inc. for the term of his employment agreement.

         As of January 25, 2008, NASDAQ approved the Company to amend our Articles of Incorporation to: (i) change the Company's name to "Learning Priority, Inc." and symbol to "LRNP"; (ii) effectuate a 1-for-1,500 reverse stock split of our authorized and issued and outstanding shares of common stock;
(iii) increase the number of authorized shares of Common Stock to two billion, sixteen million, sixty one thousand, six hundred and thirty six (2,016,061,636) shares of common stock, par value $0.001 per share.

Off-Balance Sheet Arrangements
------------------------------

         We have no off-balance sheet arrangements.

Item 7A.     Quantitative and Qualitative Disclosures About Market Risk.

Market Risk
-----------

         Edulink's exposure to market risk is principally confined to cash in bank and money market accounts, which have short maturities and therefore we believe to be minimal and immaterial market risk.

Item 8.      Financial Statements and Supplementary Data.


                                                   EDULINK, INC.
                                           (a development stage company)
                                                   BALANCE SHEETS

                                                                            DECEMBER 31,      DECEMBER 31,
                                                                                2006              2005

TOTAL ASSETS

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
Accounts payable and accrued expenses                                                         $   132,293
Compensation payable                                                                              189,772
Loan payable, net of unamortized debt discount of $0 and $37,634,
respectively                                                                                      212,366
Due to related party                                                                               47,325
Accrued interest                                                                                   88,116
Stock payable                                                                                     100,000
Derivative liability                                                                              910,709

Total Current Liabilities                                                                       1,680,581


Stockholders' Deficit
Common stock, $.001 par value, 1,500,000,000 shares authorized,
1,500,000,000 shares issued and outstanding as of 12/31/06                    1,500,000         1,500,000

Additional paid-in capital                                                   16,343,350        16,343,350
Deficit accumulated during the development                                  (17,843,350)      (19,523,932)
Total Stockholders' Deficit                                                                    (1,680,581)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT


                 See accompanying summary of accounting policies and notes to financial statements





                                                    EDULINK, INC.
                                            (a development stage company)
                                            STATEMENTS OF OPERATIONS Years
                              Ended December 31, 2006, 2005 and 2004 and the Period from
                                January 25, 1996 (Inception) through December 31, 2006


                                                                                                       Inception
                                                                                                         through
                                                 2006             2005              2004                  1996
                                            ---------------- ---------------   ----------------     ---------------
License Fee Income                                                                                  $        50,000
Selling, general and administrative                          $         5,500   $       993,942      $    11,624,432
Software development costs                                                                                7,220,268
Impairment of property and equipment                                                                         18,572
Interest expense                                                     (213,366)        (132,146)             786,908
(Gain) loss on derivatives                                            491,689          169,020             (335,231)
Interest income                                                                                            (144,239)
Forgiveness of debt                                                   431,224                               506,488
NET LOSS                                                              279,331        1,295,108           17,843,350
BASIC AND DILUTED LOSS
  PER SHARE                                 $       (0.00)    $         (0.00)     $     (0.00)              N/A
WEIGHTED-AVERAGE SHARES OUTSTANDING          1,500,000,000      1,500,000,000    1,256,635,402               N/A


                 See accompanying summary of accounting policies and notes to financial statements




                                                    EDULINK, INC.
                                            (a development stage company)
                               STATEMENTS OF CASH FLOWS Years Ended December 31, 2006,
                                  2005 and 2004 and the Period from January 25, 1996
                                                 (Inception) through
                                                  December 31, 2006


                                                                                                          Inception
                                                                                                           Through
                                                           2006            2005             2004             1996
                                                         ----------     ------------    ----------       -----------
CASH FLOWS FROM OPERATING ACTIVITIES:

Net Loss                                                        --        279,331        1,295,108       17,843,350

Adjustments to reconcile net income
 (loss) to net cash used in operating
 activities:
  Stock for services                                                                       970,211        3,322,436
  Additional stock issued for note conversion                                                               354,346
  Stock for settlement of dispute                                                          223,500          223,500
  Option and warrant expense                                                                              3,530,974
  Change in fair value of derivative liability                            491,689          169,020         (335,231)
  Accretion of debt discount on loan payable                              122,318           90,048          260,166
  Forgiveness of debt                                                    (431,224)                         (506,488)
  Impairment of property and equipment                                                                       18,572
  Compensation waived by officers                                                                           270,403
  Changes in:
    Prepaid expense                                                        25,849          (23,651)
    Accounts payable and accrued expenses                                  60,439         (342,403)       1,046,720

NET CASH USED BY OPERATING ACTIVITIES                                     (10,260)        (208,383)     (10,398,809)

CASH FLOWS FROM INVESTING ACTIVITIES:

Purchase of property and equipment                                                                          (18,572)

NET CASH USED BY INVESTING ACTIVITIES                                                                       (18,572)

CASH FLOWS FROM FINANCING ACTIVITIES:

Proceeds from sale of common stock,
 net of offering costs                                                                                    9,370,177
Proceeds from issuance of debenture                                                        250,000          250,000
Proceeds from issuance of bridge notes and
other short-term notes payable                                             10,260          933,260
Payments on bridge notes and other
 short-term notes payable                                                                  (43,585)        (136,056)


NET CASH PROVIDED BY FINANCING ACTIVITIES                                  10,260          206,415       10,417,381

NET CHANGE IN CASH                                                                          (1,968)

CASH: Beginning of period                                                                    1,968
End of period

NET-CASH TRANSACTIONS

Conversion of notes and accrued interest
 to common stock                                                                                            781,033
Contribution of accrued compensation to officers
 to additional  paid in capital                                                                              97,500
Discount on debt                                                                           250,000          297,800


                 See accompanying summary of accounting policies and notes to financial statements




                                                    EDULINK, INC.
                                            (a development stage company)
                                      STATEMENT OF STOCKHOLDERS' DEFICIT January
                                             25, 1996 (Inception) through
                                                  December 31, 2006

Common Stock                        Shares                Par         Issued          Shares
                                                                                     Committed       Additional
                                                                                      To Be            Paid in          Accumulated
                                                                                      Capital          Deficit              Total
                                  -----------           -------       -------         -------        ----------          ----------

Sale of common stock              28,302,353    $       28,302       $    --  $      594,575        $       --      $      622,877
  for cash
Shares issued to                 233,280,000           233,280            --        (233,280)               --                  --
  founders
Shares issued for                101,774,118           101,774            --         (36,774)               --              65,000
  services
     Net loss                                                                                         (479,267)           (479,267)
Balance, December 31, 1996       363,356,471           363,356            --         324,521          (479,267)            208,610
Sale of common stock              17,152,942            17,153            --         410,968                               428,121
  for cash
Shares issued for
  conversion                       6,003,529             6,004                       172,375                               178,379
  of notes payable
Shares issued for                  2,287,058             2,287                         2,713                                 5,000
  Services
     Net loss                                                                                       (2,091,226)         (2,091,226)
 Balance, December 31, 1997      388,800,000           388,800                       910,577        (2,570,493)         (1,271,116)
     Net loss                                                                                       (1,040,237)         (1,040,237)
 Balance, December 31, 1998      388,800,000           388,800                       910,577        (3,610,730)         (2,311,353)
Acquisition of URREA             259,022,500           259,023                      (259,023)
Enterprises, Inc.
 Loan from shareholder
 contributed to capital                                                               140,403                              140,403
Common stock                                                         100,000                                               100,000
 subscription received
Common stock to be
  issued for settlement of                                           571,750                                                571,750
  dispute
Compensation waived by                                                                130,000                               130,000
  officers
     Net loss                                                                                         (153,956)           (156,956)
Balance, December 31, 1999       647,822,500           647,823       671,750         921,957        (3,764,686)         (1,523,156)
Common stock issued                2,000,000             2,000      (100,000)         98,000
Sale of common stock             148,300,000           148,300                      7,140,450                            7,288,750
  for cash
Warrants issued to                                                                  3,082,500                            3,082,500
  officers




Options issued to                                                                      87,983                               87,983
  officers
Shares issued for
  conversion of notes              2,480,000             2,480                       121,520                               124,000
  payable
Common stock canceled               (725,000)             (725)                      (24,275)                              (25,000)
Common stock subscription                                            100,000                                               100,000
  received
Shares issued fors ervices           100,000               100        (5,000)          4,900
Change in settlement                                                (566,750)                                             (566,750)
  of dispute
     Net loss                                                                                       (7,426,105)         (7,426,105)
Balance, December 31, 2000       799,977,500           799,978       100,000      11,433,035       (11,190,791)          1,142,222
Common stock issued                2,000,000             2,000      (100,000)         98,000
Sale of common stock              14,000,000            14,000                       686,000                               700,000
  for cash
Common stock                                                                         100,000                               100,000
 subscription received
Common stock issued
  on exercise of                   5,717,600             5,718                         6,861                                12,579
  warrants
Options issued to                                                                    150,823                               150,823
  officers
Options issued for                                                                    10,000                                10,000
  services
 Debt discount                                                                        47,800                                47,800
     Net loss                                                                                       (2,844,647)         (2,844,647)
 Balance, December 31, 2001      821,695,100           821,696       100,000      12,432,519       (14,035,438)           (681,223)
Warrants issued as interest                                                           81,818                                81,818
  expense for notes payable
Options issued to officers                                                            37,706                                37,706
Compensation waived by                                                                97,500                                97,500
  officers
     Net loss                                                                                         (918,398)           (918,398)
 Balance, December 31, 2002      821,695,100           821,696       100,000      12,649,543       (14,953,836)         (1,382,597)
Subscription received                                               (100,000)                                             (100,000)
  reclassified to liability
Options issued to officers                                                            82,644                                82,644
Shares issued for services       150,450,000           150,450                     2,151,775                             2,302,225
Shares issued for
  conversion of                   67,830,000            67,830                       410,824                               478,654
  notes payable and
  accrued interest



Shares issued as additional
  Consideration for               51,170,000            51,170                       303,176                               354,346
  conversion
  of notes payable and
  accrued interest
Common stock issued on
  exercise of options              2,550,000             2,550                        15,300                                17,850
Compensation waived by                                                                97,500                                97,500
  officers 2003
     Net loss                                                                                        (2,995,657)         (2,995,657)
Balance, December 31, 2003     1,093,695,100         1,093,696                     15,710,762       (17,949,493)         (1,145,035)
Shares issued for                187,366,536           187,367                        374,844                               562,211
  services
Common stock to be
  issued for                     218,938,364           218,938                       (150,257)                               68,681
  settlement of
  dispute
Additional compensation
   owed not covered by value                                                           408,000                              408,000
    of shares issued
      Net loss                                                                                       (1,295,108)         (1,295,108)
 Balance, December 31, 2004    1,500,000,000         1,500,000                      16,343,350      (19,244,601)         (1,401,251)
      Net loss                                                                                         (279,331)           (279,331)
 Balance, December 31, 2005    1,500,000,000         1,500,000                      16,343,350      (19,523,932)         (1,680,581)
      Net loss                                                                                           91,362              91,362
 Balance, December 31, 2006    1,500,000,000         1,500,000                      16,343,350      (17,843,350)




                 See accompanying summary of accounting policies and notes to financial statements

                                 EDULINK, INC..
                          (a development stage company)
                          NOTES TO FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF ACCOUNTING POLICIES

URREA Enterprises, Inc. was incorporated in Nevada in 1994. Edulink entered into a reorganization with an inactive publicly-traded Nevada corporation, URREA Enterprises, Inc. (URREA) on October 28, 1999. In this transaction, URREA issued 388,800,000 shares to Edulink shareholders in exchange for 100% of the outstanding Edulink stock. Immediately prior to this transaction, URREA had 259,022,500 shares outstanding. Because Edulink shareholders ended up with more than half the resulting total stock outstanding, this transaction is accounted for as a recapitalization of Edulink. Edulink disappeared as a separate entity and URREA was renamed Edulink.

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


                                 2006          2005           2004
                              ------------ ------------- ---------------
Net loss as reported          $            $   279,331   $    1,295,108

Pro forma net loss            $      --    $   279,331   $    1,295,108

Basic and diluted net loss

  Per common share:

  As reported                 $            $             $

  Pro forma

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

As shown in the financial statements, during the years ended December 31, 2005 and 2004, the Company incurred losses of $279,331 and $1,295,108, respectively. As of December 31, 2006, Company incurred cumulative losses, from inception, of $17,843,350. As of December 31, 2006, the Company is in the development stage and is primarily engaged in research and development activities. Accordingly, the accompanying statements of operations should not be regarded as typical for normal periods of operation. The Company's development stage status, recurring net losses, and capital deficit raise substantial doubt about its ability to continue as a going concern. Additional financing will be required in order for the Company to complete its development stage activities.

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

NOTE 3 - INCOME TAXES

Income taxes are not due since Edulink has losses since inception. Since inception, Edulink has approximately $9,460,000 in net operating losses, which expire in the years 2019 through 2025.

The components of deferred taxes are as follows:

                                           2006             2005
                                       -----------      -----------
Deferred tax assets
  Net operating loss carryforwards     $ 3,220,000      $ 3,180,000
  Software development costs
   capitalized for tax purposes          2,889,000        2,889,000
  Less:  valuation allowance            (6,109,000)      (6,069,000)

Net deferred tax assets

NOTE 4 - COMMON STOCK

Since inception, Edulink issued the following shares valued at the market prices shown as representing fair value on the dates issued:


1996      233,280,000 shares    -to founders           $.000 per share
          101,774,118           -for services           .001
           28,302,353           -for cash               .022
1997       17,152,942           -for cash               .025
            2,287,058           -for services           .002
            6,003,529           -for note conversion    .030
1999      259,022,500           -reverse merger            --
2000      150,300,000           -for cash               .049
              100,000           -for services           .050
            2,480,000           -for note conversion    .050
            (725,000)           -stock cancelled           --
2001       14,000,000           -for cash               .050
            2,000,000           -for cash               .050
            5,717,600           -for options            .002
                                exercised
2003        2,550,000           -for options            .007
                                exercised
          150,450,000           -for services           .010
          119,000,000           -for note conversion    .007
2004      187,366,536           -for services           .006
          218,938,364           -settlement of          .0003
                                lawsuit


                1,500,000,000 total shares issued through December 31, 2006

An additional 516,061,636 shares is payable for a lawsuit judgment entered in 2006 for which additional shares haven't been authorized for issuance. This amount is valued at $154,819 and is included in compensation payable.

NOTE 5 - STOCK OPTIONS AND WARRANTS

Common Stock Warrants

During the years ended December 31, 2004 and 2005, 1,143,529 and 226,245,009 warrants were canceled. 750,000 warrants were issued during the year ended

December 31, 2004. No warrants were exercised during the year ended December 31, 2004. No warrants were issued or exercised during the year ended December 31, 2005. No warrants were issued or exercised during the year ended December 31, 2006.

Summary information regarding warrants is as follows:

                                        Warrants
                                      -----------
Outstanding at December 31, 2002      227,388,538

Year ended:  December 31, 2003
  No activity

Outstanding at December 31,2003       227,388,538

Year ended:  December 31, 2004
  Granted                                 750,000
  Cancelled                            (1,143,529)

Outstanding at December 31,2004       226,995,009

Year ended:  December 31, 2005
  Cancelled                           226,995,009

Outstanding at December 31,2005                 0

Year ended:  December 31, 2006
  No activity

Outstanding at December 31,2006           750,000


Exercise and Price Stock Warrants  Stock Warrants   Weighted Average  Weighted Average
                   Outstanding     Exercisable      Remaining         Exercisable Price
                                                    Contractual Life  of Warrants
                                                                      Outstanding
                                                                      Exercisable
------------------ --------------- ---------------- ----------------- ------------------

       $0.0050           750,000         750,000         2.40 years         $0.0050
                         750,000         750,000


Options

No options were granted, expired or exercised, during the years ended December 31, 2004, 2005 and 2006.



Summary information regarding options is as follows:


                                       Options
                                      ----------

Outstanding at December 31, 2002      4,000,000

Year ended:  December 31, 2003
  Granted                             2,550,000
  Exercised                          (2,550,000)

Outstanding at December 31,2003       4,000,000

Year ended:  December 31, 2004
  No Activity

Outstanding at December 31,2004       4,000,000

Year ended:  December 31, 2005
  No Activity

Outstanding at December 31,2005       4,000,000

Year ended:  December 31, 2006
  No activity

Outstanding at December 31,2006       4,000,000

Options outstanding and exercisable as of December 31, 2006:


Exercise      Stock         Stock         Weighted-     Weighted-
And           Options       Options       Average       Average
Price         Outstanding   Exercisable   Remaining     Exercise
                                         Contractual    Price of
                                           Life          Options
                                                        Outstanding
                                                        Exercisable
------------- ------------- ------------- ------------- --------------
$0.0250       3,000,000     3,000,000     1.88 years    $0.0250
$0.2500       1,000,000     1,000,000     1.67 years    $0.2500
-------       ---------     ---------                   -

Total         4,000,000     4,000,000
              =========     =========


Compensation expense for 2006, 2005 and 2004 was $0, $0 and $0, respectively.

NOTE 6 - DEBT FORGIVENESS

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

NOTE 7 - SUMMARIZED QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

Summary data relating to the results of operations for each quarter of the year ended December 31, 2006 is as follows:


                                                For the three months ended


                                March 31,        June 30,       September 30,    December 31,
                                  2006             2006             2006             2006
---------------------------- ---------------- ---------------- ---------------- ---------------
Selling, general
  And administrative                  $6,679          $ 1,000        $0               $0
Interest expense                      52,610           33,619
(Gain) loss on
  derivatives                      (470,664)            (470)
Forgiveness of debt
Net income (loss)                    411,374           35,089

Basic and diluted loss
  Per share                          ($0.00)          ($0.00)          ($0.00)         ($0.00)

Weighted average shares
outstanding                    1,500,000,000    1,500,000,000    1,500,000,000   1,500,000,000


NOTE 8 - COMMITMENTS AND CONTINGENCIES

Executive Officer Employment Agreements

We do not have employment agreements and, therefore, all employment is on an "at-will" basis. No salaries were paid or accrued in the year ended December 31, 2006.

Subsequent Events
-----------------

On July 21st, 2007, Ian Rescigno was appointed to the Board of Directors and Michael Rosenfelt resigned from the Board of Directors.

Ian Rescigno has been employed as Chief Executive Officer of Learning Priority, Inc. since August 1, 2007, and his employment agreement runs through December 31, 2012. Compensation is $150,000 per year plus a bonus equal to the greater of 10% of the Net Pre-Tax Profits or 10% of the Net Cash Flow of Learning Priority, Inc. computed annually, but not to exceed an amount equal to $300,000 for each of the calendar years 2008 and 2009 and $450,000 for each of the calendar years 2010, 2011, and 2012; in addition, Mr. Rescigno is entitled to four weeks vacation, annually, fifteen paid sick days, annually, and insurance benefits. Mr. Rescigno must devote all of his work efforts to Learning Priority, Inc. for the term of his employment agreement.

As of January 25, 2008, NASDAQ approved the Company to amend our Articles of Incorporation to: (i) change the Company's name to "Learning Priority, Inc." and symbol to "LRNP"; (ii) effectuate a 1-for-1,500 reverse stock split of our authorized and issued and outstanding shares of common stock; (iii) increase the number of authorized shares of Common Stock to two billion, sixteen million, sixty one thousand, six hundred and thirty six (2,016,061,636) shares of common stock, par value $0.001 per share.

Item 9. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure.

On November 28, 2006, we dismissed our independent accountants, Malone & Bailey, PC ("MBPC"). The decision to change accountants was approved by our Board of Directors. MBPC's reports dated September 27, 2006 on our balance sheets as of December 31, 2005 and December 31, 2004 and the related statements of operations, stockholders' equity, and cash flows for each of the two years then ended, did not contain an adverse opinion or disclaimer of opinion, or qualification or modification as to uncertainty, audit scope, or accounting principles. However, both reports contained an explanatory paragraph disclosing the uncertainty regarding the ability of the Company to continue as a going concern. During the two most recent fiscal years ended December 31, 2005 and 2004 and in the subsequent interim period, there were no disagreements with MBPC on any matters of accounting principles or practices, financial statement disclosure, or auditing scope or procedures which, if not resolved to the satisfaction of MBPC, would have caused them to make reference to the matter in their reports; and there were no reportable events, as listed in Item 304(a)(1)(v) of Regulation S-K. We have requested them to furnish a letter addressed to the Commission stating whether it agrees with the above statements. Please refer to the copy of the MBPC letter in our Form 8-K filed on November 30, 2006, as Exhibit 16.1.

Subsequent Events
-----------------

On March 28, 2007 , the client-auditor relationship between Edulink, Inc. and Kempisty & Company, Certified Public Accountants, P.C. has ceased. A copy of the Kempisty & Company letter is filed as Exhibit 16.1 to this 10-K.

Item 9A.     Controls and Procedures.

Evaluation of Disclosure Controls and Procedures
------------------------------------------------

Based on their evaluation as of the end of the period covered by this Annual Report on Form 10-K, our Chief Executive Officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms. The Company's current management has begun to do the required filings that are delinquent. Current management recognized that Company's prior management and executive team did not have adequate controls in place to ensure that filings were made in an accurate and timely manner.

Changes in Internal Controls
-----------------------------

In new management's evaluation of the Company's internal controls and procedures, some improvements were made as follows:

         o        Updating internal controls and procedures.

         o Engaging outside legal counsel experienced in SEC rules and regulations to review the Company's controls and procedures and ensure ongoing compliance with SEC rules and policies.

         o        Adopting a new Code of Business Ethics.

         o Mandatory continued education for the Company's executive management to keep them abreast of changes in legal accounting rules and SEC regulations.

Item 9B.     Other Information.

None.

                                    PART III

Item 10      Directors and Executive Officers of the Registrant.

Director and Executive Officer
------------------------------

The sole director and officer of the Company is listed below. The director holds office for his respective term and until his successors are duly elected and qualified. Vacancies in the existing Board are filled by a majority vote of the remaining directors. The sole officer serves at the will of the Board of Directors.

Name                               Age             Positions and Offices Held
----------------------------------------------------------------------------
Michael Rosenfelt                  67              CEO, CFO and Sole Director

Michael Rosenfelt is the Chief Executive Officer, Chief Financial Officer and sole director of the Company. Mr. Rosenfelt has worked for the Company since September 1, 1999. He was previously an entertainment lawyer for approximately 30 years. Mr. rosenfelt received his Bachelor of Arts degree from UCLA in 1961 and an L.L.B. from UCLA in 1966.

Director Terms of Office
------------------------

In accordance with the terms of the Company's articles of incorporation, the directors hold office for the term for which they are elected and until their successors are duly elected and qualified. Vacancies in the existing Board are filled by a majority vote of the remaining directors. The officers serve at the will of the Board of Directors.

Director Compensation
---------------------

The Company's directors did not receive any compensation for their services rendered to the Company, have not received such compensation in the past, and are not accruing any compensation pursuant to any agreement with the Company. Directors are entitled to reimbursement of expenses incurred in attendance of Board Meeting and fulfilling their duties as a director.

Meetings and Committees of the Board
------------------------------------

The Board held no meetings during the Company's fiscal year ended December 31, 2006.

Significant Employees
---------------------
None.

Family Relationships
--------------------
None.

Board Committees
----------------

The Company does not have a separate Compensation Committee, Audit Committee or Nominating Committee. These functions are done by the Board of Directors meeting as a whole.

Audit Committee
---------------

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

To the Company's knowledge, based solely on a review of the copies of such reports furnished to the Company, all reports under Section 16(a) required to be filed by its officers and directors and greater than ten percent beneficial owners were filed as of the date of this filing.

Code of Ethics
--------------

We have not adopted a Code of Ethics.



Item 11.     Executive Compensation.

Compensation of Executive Officers.
----------------------------------

During the year ended December 31, 2006, 2005 and 2004 the Company did not incur any salary or consulting fees to its sole officer, including cash payments and accounts payable. No salaries were paid or accrued in the year ended December 31, 2006, 2005 and 2004.

Executive Officer Employment Agreements
---------------------------------------

We do not have employment agreements and, therefore, all employment is on an "at-will" basis. It is expected that the Company may enter into an employment agreement with any of its Designees.

The following executives of the Company received compensation in the amounts set forth in the chart below for the years ended December 31, 2006, 2005 and 2004. All compensation listed is in US dollars. No other item of compensation was paid to any officer or director of the Company other than reimbursement of expenses.


                           SUMMARY COMPENSATION TABLE

                   ANNUAL                                                 LONG-TERM
               COMPENSATION                                             COMPENSATION
               ------------                                             ------------
                                                                     AWARDS     PAYOUTS
                                                                     ------     -------
                                                                    SECURITIES
                                                        RESTRICTED  UNDER-LYING
NAME AND      YEAR                      OTHER ANNUAL       STOCK    OPTIONS       LTIP       ALL OTHER
PRINCIPAL     ENDED    SALARY   BONUS   COMPENSATION     AWARD(S)     /SARS      PAYOUTS   COMPENSATION
POSITION      12/31     ($)     ($)         ($)            ($)      O  ($)        ($)          ($)
-----------------------------------------------------------------------------------------------------------

Michael
Rosenfelt      2006   $    0       0               0            0          0          0               0
               2005   $    0       0               0            0          0          0               0
               2004   $    0       0               0            0          0          0               0

Option Grants Table. There were no individual grants of stock options to purchase our common stock made to the named executive officers named in the Summary Compensation Table during the fiscal year ended December 31, 2006, and the subsequent period up to the date of the filing of this annual report.

Aggregated Option Exercises and Fiscal Year-End Option Value Table. There were no stock options exercised during fiscal year ending December 31, 2006, by the executive officers named in the Summary Compensation Table.

Long-Term Incentive Plan ("LTIP") Awards Table. There were no awards made to a named executive officer in the last completed fiscal year under any LTIP Stock Options Granted In Last Fiscal Year

During the fiscal years ended December 31, 2006, 2005, and 2004, the Company did not grant any options to its Chief Executive Officer or any other officer or director.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table shows the stockholdings of all directors and executive officers of the Company, principal stockholders who own beneficially more than five percent of the Company's 2,016,061,636 issued and outstanding common stock, and all directors and officers of the Company as a group as of December 31, 2006.


Name and Address of Beneficial Owner        Number            Percentage (1)
------------------------------------        ---------------   --------------
Michael Rosenfelt (2)                       199,752,789 (3)   9.91%
IAN RESCIGNO                                844,592,577       46.38%

All Executive Officers and
Directors as a Group                        199,752,789       9.91%


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

(2) Address is 201 Wilshire Boulevard, Second Floor, Santa Monica, CA 90401.

(3) Includes 31,456,309 shares issuable upon exercise of warrants, at an exercise price of $.0022 per share, which expire on August 14, 2004, and further includes 3,317,650 shares issuable upon exercise of warrants, at an exercise price of $.0022 per share, which expire on June 7, 2007.

Item 13.      Certain Relationships and Related Transactions.

None.

Item 14.     Principal Accounting Fees and Services.

Audit Fees
----------

For our fiscal year ended December 31, 2006, we were not billed for professional services rendered for the audit and reviews of our financial statements. For our fiscal year ended December 31, 2005, we were billed approximately $19,000 for professional services rendered for the audit and reviews of our financial statements.

Tax Fees
--------

For the Company's fiscal year ended December 31, 2006 and December 31, 2005, we were not billed for professional services rendered for tax compliance, tax advice, and tax planning.

All Other Fees
--------------

The Company did not incur any other fees related to services rendered by our principal accountant for the fiscal year ended December 31, 2006 and December 31, 2005.

                                                      PART IV

Item 15.     Exhibits.

Exhibit No. Title of Document                                                   Location
-----------------------------------------------------------------------------------------------------------
10.2         Mutual Rescission and Release Agreement dated March 12, 2007       Incorporated by reference
                                                                                as Exhibit 10.2 to Form
                                                                                8-K filed March 15, 2007
16.1         Letter from Kempisty & Company dated March 28, 2007                Filed herewith
31.1         Certification of Chief Executive Officer Pursuant                  Filed herewith
             to Rule 13a-14(a) of the Securities Exchange Act of 1934
32.1         Certification of Chief Executive Officer pursuant to 18 U.S.C.     Filed herewith
             Section 1350, as adopted pursuant to Section 906 of the
             Sarbanes-Oxley Act of 2002

                                   SIGNATURES



Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed onits behalf by the undersigned, thereunto duly authorized.


                                        EDULINK, INC.

Date: June 4, 2008
                                        /s/  IAN RESCIGNO
                                        -------------------------------
                                        Ian Rescigno
                                        Chief Executive Officer
                                        (Principal Executive Officer and
                                        Authorized  Signatory)


Pursuant to the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


                                           For the Board of Directors of



Date: June 4, 2008
                                                 /s/  IAN RESCIGNO
                                                 ---------------------
                                                 Ian Rescigno
                                                 Chairman