Form 10-Q
period 2007-03-31
LEARNING PRIORITY INC
filed 2008-06-05
CIK 1023008

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                                   (Mark One)
|X| QUARTERLY  REPORT UNDER SECTION 13 OR 15(d) OF THE  SECURITIES
    EXCHANGE ACT OF 1934

    For the quarterly period ended March 31, 2007

|_| TRANSITION  REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

    For the transition period from ___________ to ___________

    Commission File number 000-29953

                                  EDULINK, INC.
              -----------------------------------------------------
             (Exact name of registrant as specified in its charter)

                                NEVADA 95-4562316
       -------------------------------------------------------------------
      (State or other jurisdiction of (I.R.S. Employer Identification No.)
                         incorporation or organization)

             605 WARWICK AVENUE #4, THOUSAND OAKS, CALIFORNIA 91360
             -------------------------------------------------------
               (Address of principal executive offices) (Zip Code)


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

Large Accelerated Filer |_|   Accelerated Filer |_|  Non-Accelerated Filer |x|

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

| | Yes    |X| No

As of March 31, 2007, there were 1,500,000,000 outstanding shares of the Registrant's Common Stock, $0.001 par value.

                                TABLE OF CONTENTS


                          Part I FINANCIAL INFORMATION

Item 1.      Financial Statements and Supplementary Data                      2

Item 2.      Management's Discussion and Analysis of Financial Condition
               and Results of Operations.                                     6

Item 3.      Quantitative and Qualitative Disclosures about Market Risk       9

Item 4.      Controls and Procedures                                          9



                            Part II OTHER INFORMATION

Item 1.      Legal Proceedings                                               10


Item 1A.     Risk Factors                                                    10

Item 2.      Unregistered Sales of Equity Securities and Use of Proceeds     10

Item 3.      Defaults Upon Senior Securities                                 10

Item 4.      Submission of Matters to a Vote of Security Holders             10

Item 5.      Other Information                                               10

Item 6.      Exhibits                                                        10


Signatures                                                                   11


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

PART I - FINANCIAL INFORMATION

Item 1.     Financial Statements.


                                           EDULINK, INC.
                                   (a development stage company)
                                          BALANCE SHEETS

                                                                     MARCH 31,       DECEMBER 31,
                                                                       2007             2006
                                                                    -----------      -----------

TOTAL ASSETS

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
Accounts payable and accrued expenses
Compensation payable
Loan payable, net of unamortized debt discount of $0 and $37,634, respectively
Due to related party Accrued interest Stock payable Derivative liability

Total Current Liabilities


Stockholders' Deficit
Common stock, $.001 par value, 1,500,000,000 shares authorized,
1,500,000,000 shares issued and outstanding as of 3/31/07             1,500,000        1,500,000

Additional paid-in capital                                           16,343,350       16,343,350
Deficit accumulated during the development                          (17,843,350)     (17,843,350)
Total Stockholders' Deficit

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT


         See accompanying summary of accounting policies and notes to financial statements



                                           EDULINK, INC.
                                   (a development stage company)
                                  STATEMENTS OF OPERATIONS Three
                     Months ended March 31, 2007 and 2006 and the Period from
                          January 25, 1996 (Inception) to March 31, 2007
                                            (unaudited)


                                           Three months        Three months                 Inception
                                             ended               ended                      through
                                         March 31, 2007       March 31, 2006              March 31, 2007
                                        ----------------      -----------------           --------------
License Fee Income                                                                       $        50,000
Selling, general and administrative                                                           11,624,432
Software development costs                                                                     7,220,268
Impairment of property and                                                                        18,572
 equipment
Interest expense                                                                                 786,908

(Gain) loss on derivatives                                                                      (335,231)
Interest income                                                                                 (144,239)
Forgiveness of debt                                                                              506,488

NET LOSS                                                                                      17,843,350


BASIC AND DILUTED LOSS
PER SHARE                               $         (0.00)     $           (0.00)                  N/A

WEIGHTED-AVERAGE SHARES                   1,500,000,000          1,500,000,000                  N/A
OUTSTANDING

        See accompanying summary of accounting policies and notes to financial statements




                                           EDULINK, INC.
                                   (a development stage company)
                                  STATEMENTS OF CASH FLOWS Three
                     Months ended March 31, 2007 and 2006 and the Period from
                          January 25, 1996 (Inception) to March 31, 2007
                                            (unaudited

                                              Three months        Three months                 Inception
                                                ended               ended                      through
                                            March 31, 2007       March 31, 2006              March 31, 2007
                                            --------------       --------------              --------------

CASH FLOWS FROM OPERATING ACTIVITIES:

Net Loss                                              --                                         17,843,350

Adjustments to reconcile net income
(loss) to net cash
  used in operating activities:
Stock for services                                                                                3,322,436
Additional stock issued for note                                                                    354,346
conversion
Stock for settlement of dispute                                                                     223,500
Option and warrant expense                                                                        3,530,974
Change in fair value of derivative                                                                 (335,231)
liability
Accretion of debt discount on loan payable                                                          260,166
Forgiveness of debt                                                                                (506,488)
Impairment of property and equipment                                                                 18,572
Compensation waived by officers                                                                     270,403
Changes in:
  Prepaid expense
  Accounts payable and accrued expenses                                                           1,046,720


NET CASH USED BY OPERATING ACTIVITIES                                                           (10,398,809)


CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment                                                                  (18,572)

NET CASH USED BY INVESTING ACTIVITIES                                                               (18,572)

CASH FLOWS FROM FINANCING ACTIVITIES:

Proceeds from sale of common stock,
 net of offering costs                                                                            9,370,177
Proceeds from issuance of debenture                                                                 250,000
Proceeds from issuance of bridge notes and
other short-term notes payable                                                                      933,260
Payments on bridge notes and other
 short-term notes payable                                                                          (136,056)

NET CASH PROVIDED BY FINANCING ACTIVITIES                                                         10,417,381

NET CHANGE IN CASH

CASH: Beginning of period
End of period

NET-CASH TRANSACTIONS

Conversion of notes and accrued interest
 to common stock                                                                                    781,033

Contribution of accrued compensation to officers                                                     97,500
 to additional  paid in capital

Discount on debt                                                                                    297,800


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

Item 2.Management's Discussion and Analysis of Financial Condition and Results of Operations.

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

Results of Operation
--------------------

Three Months Ended March 31, 2007 as compared to Three Months Ended March 31, 2006.

                                             FOR THREE MONTHS ENDED MARCH 31,
          INCOME STATEMENT:                          2007           2006
                                            --------------------------------

REVENUE                                      $         --    $         --
INTEREST INCOME                              $         --    $         --
SOFTWARE DEVELOPMENT COSTS                   $         --    $         --
GENERAL AND ADMINISTRATIVE EXPENSES          $         --    $
TOTAL OPERATING EXPENSES                     $         --    $

                NET LOSS FROM OPERATIONS     $         ---   $

Comparison of the Three Months Ended March 31, 2007 as compared to Three Months Ended March 31, 2006.

REVENUE. Our revenue remained the same during the period ended March 31, 2007, compared with the period ended March 31, 2006.

INTEREST INCOME. Interest income expense remained the same during the period ended March 31, 2007, compared with the period ended March 31, 2006.

GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses remained the same during the period ended March 31, 2007, compared with the period ended March 31, 2006.

SOFTWARE DEVELOPMENT COSTS. Software development costs remained the same during the period ended March 31, 2007, compared with the period ended March 31, 2006.

TOTAL OPERATING EXPENSES. Total operating expenses remained the same during the period ended March 31, 2007, compared with the period ended March 31, 2006.

Liquidity and Capital Resources
-------------------------------

Since 1996, EduLink has financed its working capital needs through capital contributions by stockholders, private placement of common equity and bridge loans. As of March 31, 2007, the Company had cash of approximately $0. As of December 31, 2006, the Company had cash of approximately $0. Cash used in operations was $0 for the three months ended March 31, 2007, and $10,398,809 from inception through March 31, 2007. Cash used in operations during each of these periods was primarily for expenses related to the design and development of computer software and general and administrative expenses. Since 1996 and through March 31, 2007, the Company has raised $9,370,177 through sales of common stock, $250,000 from the issuance of debentures and approximately $933,260 through bridge loans. The Company's current cash resources will not be sufficient to meet its immediate requirements. The Company is not currently generating revenues to fund its ongoing operations and without additional capital the Company will not be able to operate.

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

Changes in Internal Controls
----------------------------

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

Item 1A. Risk Factors.

The risks relating to our company have not materially changed since our Form 10-k filed on December 31, 2006, which information is hereby incorporated by reference.


Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.  Defaults Upon Senior Securities.

None.

Item 4.  Submission of Matters to a Vote of Security Holders.

None.

Item 5.  Other Information.

None.


Item 6.     Exhibits.

Exhibit No.  Title of Document                                                    Location
----------------------------------------------------------------------------------------------
31.1         Certification of Chief Executive Officer Pursuant                  Filed herewith
             to Rule 13a-14(a) of the Securities Exchange Act of 1934
32.1         Certification of Chief Executive Officer pursuant to 18 U.S.C.     Filed herewith
             Section 1350, as adopted pursuant to Section 906 of the
             Sarbanes-Oxley Act of 2002

                                   SIGNATURES



Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                                 EDULINK, INC.

Date: June 4, 2008
                                                 /s/  IAN RESCIGNO
                                                 ------------------------------
                                                 Ian Rescigno
                                                 Chief Executive Officer
                                                 (Principal Executive Officer
                                                 and Authorized Signatory)