Form 10-Q
period 2007-06-30
LEARNING PRIORITY INC
filed 2008-06-05
CIK 1023008

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                                   (Mark One)
|X| QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

    For the quarterly period ended June 30, 2007

|_| TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

    For the transition period from ___________ to ___________

    Commission File number 000-29953

                                  EDULINK, INC.
             -----------------------------------------------------
             (Exact name of registrant as specified in its charter)

          NEVADA                                   95-4562316
--------------------------------               --------------------
(State or other jurisdiction of                 (I.R.S. Employer
incorporation or organization)                 Identification No.)

             605 WARWICK AVENUE #4, THOUSAND OAKS, CALIFORNIA 91360
             ------------------------------------------------------
               (Address of principal executive offices) (Zip Code)

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

| | Yes    |X| No

As of June 30, 2007, there were 1,500,000,000 outstanding shares of the Registrant's Common Stock, $0.001 par value.

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

Item 1.     Financial Statements.

                                           EDULINK, INC.
                                   (a development stage company)
                                           BALANCE SHEETS

                                                                      JUNE 30,         DECEMBER 31,
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

Total Stockholders' Deficit

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT


         See accompanying summary of accounting policies and notes to financial statements



                                                     EDULINK, INC.
                                             (a development stage company)
                                               STATEMENTS OF OPERATIONS
                                 Three and Six Months ended June 30, 2006 and 2005 and
                                    the Period from January 25, 1996 (Inception) to
                                                     June 30, 2007
                                                      (unaudited)

                                Three months     Three months        Six months            Six months      Inception
                                   ended            ended              ended                  ended         through
                                 June 30,          June 30,            June 30,             June 30,        June 30,
                                    2007             2006                2007                2006            2007
                                -------------     -------------       -------------      -------------    -----------
License Fee Income                                                                                        $    50,000
Selling, general and                                                                                       11,624,432
  administrative
Software development                                                                                        7,220,268
  costs
 Impairment of property                                                                                        18,572
and equipment
Interest expense                                                                                              786,908
(Gain) loss on                                                                                               (335,231)
  derivatives
Interest income                                                                                              (144,239)
Forgiveness of debt                                                                                           506,488

NET LOSS                                                                                                   17,843,350

BASIC AND DILUTED LOSS
 PER SHARE                    $        (0.00)   $        (0.00)     $        (0.00)    $        (0.00)         N/A
WEIGHTED-AVERAGE
 SHARESOUTSTANDING             1,500,000,000     1,500,000,000       1,500,000,000      1,500,000,000         N/A
                               -------------     -------------       -------------      -------------


See accompanying summary of accounting policies and notes to financial statements



                                                     EDULINK, INC.
                                             (a development stage company)
                                               STATEMENTS OF CASH FLOWS
                                    Six Months ended June 30, 2007 and 2006 and the
                                 Period from January 25, 1996 (Inception) to June 30,
                                                         2007
                                                      (unaudited)

                                                                                               Inception
                                              Six months ended        Six months ended         through
                                                  June 30,                June 30,             June 30
                                                   2007                      2006                2007
                                                   ----                      ----                ----


CASH FLOWS FROM OPERATING ACTIVITIES:

Net Loss                                                    --                                  17,843,350
Adjustments to reconcile net income (loss)
 to net cash used in operating activities:
  Stock for services                                                                             3,322,436
  Additional stock issued for note conversion                                                      354,346
  Stock for settlement of dispute                                                                  223,500
  Option and warrant expense                                                                     3,530,974
  Change in fair value of derivative liability                                                    (335,231)
  Accretion of debt discount on loan payable                                                       260,166
  Forgiveness of debt                                                                             (506,488)
  Impairment of property and equipment                                                              18,572
  Compensation waived by officers                                                                  270,403
  Changes in:
    Prepaid expense
    Accounts payable and accrued expenses                                                        1,046,720

NET CASH USED BY OPERATING ACTIVITIES                                                         (10,398,809)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment                                                                (18,572)

NET CASH USED BY INVESTING ACTIVITIES                                                             (18,572)

CASH FLOWS FROM FINANCING ACTIVITIES:

Proceeds from sale of common stock,
  net of offering costs                                                                         9,370,177
Proceeds from issuance of debenture                                                               250,000
Proceeds from issuance of bridge notes and
  other short-term notes payable                                                                  933,260
Payments on bridge notes and other
  short-term notes payable                                                                       (136,056)


NET CASH PROVIDED BY FINANCING ACTIVITIES                                                      10,417,381

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

The Company originally estimated that it needed a total of approximately $8.5 million to produce, alpha test, beta test and launch the system for the 7th and 8th grades only. The Company subsequently (in August 2001) determined that to successfully launch the system, it was necessary to include curricula for all grades from 3rd through 12th as well as the homeschool market, and the Company therefore also needed to license and make third party content available through its system. The Company estimated that it needed an additional $5 million through June 2002 to complete the modifications required for the system's application for the entire 3rd through 12th grades and to the homeschool market, to license and integrate third party content, to complete production of additional enabling tools, to create proprietary curriculum for two additional grade levels, to launch the system and conduct marketing activities up to the end of the customary school year (i.e., June 2002), and to provide the infrastructure to market and exploit the Company's technologies outside of the grade 3-12 education market. Therefore, having taken into account the revised capital requirements, the Company estimated that it needed to raise a total of $13.5 million, of which it had raised a total of $8,062,578, net of expenses, as of September 30, 2001, primarily through the private placement of its Common Stock. As of December 31, 2001, the Company had raised only $200,000 of the additional $5.5 million in capital it needed, and had not completed the production of additional enabling tools, had not licensed additional third party curriculum content, had not upgraded the technology and had not the completed the infrastructure to exploit its technologies outside of the grade 3-12 education market. And as of December 31, 2006, the Company had raised only an additional $150,000. The Company now estimates that it needs to raise a total of $5 million in capital to upgrade its technology, license and integrate third party content for the 3rd through 12th grades, produce additional enabling tools, conduct marketing activities and launch the system in September 2008 for the education market. The Company intends to raise the additional $5 million in capital it needs to complete those modifications and enabling tools, to integrate third party content and to beta test the system while working with various school districts, school district alliances and/or State Departments of Education. Concurrently, the Company intends to obtain additional content from educational publishers, universities and other content providers and to launch the system upon the start of the next customary school year (i.e., August-September 2008), as well as to create the infrastructure to market and exploit its technology in other markets. The Company raised $10,417,381, net of expenses, as of June 30, 2007, toward the goal of a total of $13.5 million, primarily through the private placement of its common stock. The Company now expects that expenses (including software development costs and general and administrative costs) will be approximately $5 million per year from April 1, 2007 to March 31, 2008, to license additional third party curriculum content, to produce additional software tools, to alpha test and beta test the content so licensed and the tools so produced, to upgrade technologies, to continue operations, to provide necessary support and maintenance services to licensees, to increase marketing activities for the Smart Schoolhouse system and to continue and increase development, marketing and support activities relating to the Company's technologies for application in markets outside of the 3rd through 12th grade U.S. education market.

Results of Operation
--------------------
Three Months Ended June 30, 2007 as compared to Six Months Ended June 30, 2006.

                                                 FOR THREE MONTHS ENDED
                                                         June 30,
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
GENERAL AND ADMINISTRATIVE EXPENSES          $         --    $
TOTAL OPERATING EXPENSES                     $         --    $

                NET LOSS FROM OPERATIONS     $         ---   $

Comparison of the Three Months Ended June 30, 2007 as compared to Three Months Ended June 30, 2006.

REVENUE. Our revenue remained the same during the period ended June 30, 2007, compared with the period ended June 30, 2006.

INTEREST INCOME. Interest income expense remained the same during the period ended June 30, 2007, compared with the period ended June 30, 2006.

GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses remained the same during the period ended June 30, 2007, compared with the period ended June 30, 2006.

SOFTWARE DEVELOPMENT COSTS. Software development costs remained the same during the period ended June 30, 2007, compared with the period ended June 30, 2006.

TOTAL OPERATING EXPENSES. Total operating expenses remained the same during the period ended June 30, 2007, compared with the period ended June 30, 2006.

Liquidity and Capital Resources
-------------------------------

Since 1996, EduLink has financed its working capital needs through capital contributions by stockholders, private placement of common equity and bridge loans. As of March 31, 2007, the Company had cash of approximately $0. As of December 31, 2006, the Company had cash of approximately $0. Cash used in operations was $0 for the three months ended June 30, 2007, and $10,398,809 from inception through June 30, 2007. Cash used in operations during each of these periods was primarily for expenses related to the design and development of computer software and general and administrative expenses. Since 1996 and through June 30, 2007, the Company has raised $9,370,177 through sales of common stock, $250,000 from the issuance of debentures and approximately $933,260 through bridge loans. The Company's current cash resources will not be sufficient to meet its immediate requirements. The Company is not currently generating revenues to fund its ongoing operations and without additional capital the Company will not be able to operate.

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

Changes in Internal Controls
-----------------------------------------
In new management's evaluation of the Company's internal controls and procedures, some improvements were made as follows:

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

None.

Item 3.  Defaults Upon Senior Securities.

None.

Item 4.  Submission of Matters to a Vote of Security Holders.

None.

Item 5.  Other Information.

None.

Item 6.     Exhibits.

Exhibit No. Title of Document                                                   Location
-----------------------------------------------------------------------------------------------------------
31.1         Certification of Chief Executive Officer Pursuant                  Filed herewith
             to Rule 13a-14(a) of the Securities Exchange Act of 1934
32.1         Certification of Chief Executive Officer pursuant to 18 U.S.C.     Filed herewith
             Section 1350, as adopted pursuant to Section 906 of the
             Sarbanes-Oxley Act of 2002




                                   SIGNATURES



Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                                EDULINK, INC.

Date: June 4, 2008
                                                /s/  IAN RESCIGNO
                                                --------------------------------
                                                Ian Rescigno
                                                Chief Executive Officer
                                                (Principal Executive Officer and
                                                Authorized  Signatory)