Form 10-Q
period 2007-09-30
LEARNING PRIORITY INC
filed 2008-06-05
CIK 1023008

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                                   (Mark One)
|X| QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

    For the quarterly period ended September 30, 2007

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

| | Yes    |X| No

As of September 30, 2007, there were 1,500,000,000 outstanding shares of the Registrant's Common Stock, $0.001 par value.

                                TABLE OF CONTENTS


                          Part I FINANCIAL INFORMATION

Item 1.      Financial Statements and Supplementary Data                      2

Item 2.      Management's Discussion and Analysis of Financial Condition
               and Results of Operations.                                     5

Item 3.      Quantitative and Qualitative Disclosures about Market Risk       9

Item 4.      Controls and Procedures                                          9



                            Part II OTHER INFORMATION

Item 1.      Legal Proceedings                                                9

Item 1A.     Risk Factors                                                     9

Item 2.      Unregistered Sales of Equity Securities and Use of Proceeds     10

Item 3.      Defaults Upon Senior Securities                                 10

Item 4.      Submission of Matters to a Vote of Security Holders             10

Item 5.      Other Information                                               10

Item 6.      Exhibits                                                        11

Signatures                                                                   11

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

Item 1.     Financial Statements.

                                  EDULINK, INC.
                          (a development stage company)
                                 BALANCE SHEETS

                                                                              SEPTEMBER 30,     DECEMBER 31,
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

Total Current Liabilities


Stockholders' Deficit
Common stock, $.001 par value, 1,500,000,000 shares authorized,
1,500,000,000 shares issued and outstanding as of 9/30/07                        1,500,000        1,500,000

Additional paid-in capital                                                      16,343,350       16,343,350
Deficit accumulated during the development                                     (17,843,350)     (17,843,350)
Total Stockholders' Deficit

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT


            See accompanying summary of accounting policies and notes to financial statements





EDULINK, INC.
                                      (a development stage company)
                                         STATEMENTS OF OPERATIONS
                     Three and Nine Months ended September 30, 2007 and 2006 and the
                      Period from January 25, 1996 (Inception) to September 30, 2007
                                               (unaudited)

                                Three months     Three months        Nine months         Nine months      Inception
                                   ended            ended              ended                ended         through
                                September 30,    September 30,      September 30,       September 30,    September 30,
                                    2007             2006                2007                2006            2007
                                -------------     -------------       -------------      -------------    -----------
License Fee Income                                                                                        $    50,000
Selling, general and                                                                                       11,624,432
  administrative
Software development                                                                                        7,220,268
  costs
Impairment of property                                                                                         18,572
  and equipment
Interest expense                                                                                              786,908
(Gain) loss on                                                                                               (335,231)
  derivatives
Interest income                                                                                              (144,239)
Forgiveness of debt                                                                                           506,488
NET LOSS                                                                                                   17,843,350
BASIC AND DILUTED LOSS
 PER SHARE                    $        (0.00)   $        (0.00)     $        (0.00)    $        (0.00)         N/A
WEIGHTED-AVERAGE
 SHARES OUTSTANDING            1,500,000,000     1,500,000,000       1,500,000,000      1,500,000,000          N/A
                               -------------     -------------       -------------      -------------


See accompanying summary of accounting policies and notes to financial statements


                                               EDULINK, INC.
                                       (a development stage company)
                                          STATEMENTS OF CASH FLOWS
                           Nine Months ended September 30, 2007 and 2006 and the
                                Period from January 25, 1996 (Inception) to
                                             September 30, 2007
                                                (unaudited)

                                                                                               Inception
                                              Nine months ended        Nine months ended         through
                                                September 30,             September 30,      September 30,
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

NOTE 2 - COMMITMENTS AND CONTINGENCIES

Ian Rescigno has been employed as Chief Executive Officer of Edulink, Inc. since August 1, 2007, and his employment agreement runs through December 31, 2012. Compensation is $150,000 per year plus a bonus equal to the greater of 10% of the Net Pre-Tax Profits or 10% of the Net Cash Flow of Learning Priority, Inc. computed annually, but not to exceed an amount equal to $300,000 for each of the calendar years 2008 and 2009 and $450,000 for each of the calendar years 2010, 2011, and 2012; in addition, Mr. Rescigno is entitled to four weeks vacation, annually, fifteen paid sick days, annually, and insurance benefits. Mr. Rescigno must devote all of his work efforts to Learning Priority, Inc. for the term of his employment agreement.

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

The Company originally estimated that it needed a total of approximately $8.5 million to produce, alpha test, beta test and launch the system for the 7th and 8th grades only. The Company subsequently (in August 2001) determined that to successfully launch the system, it was necessary to include curricula for all grades from 3rd through 12th as well as the homeschool market, and the Company therefore also needed to license and make third party content available through its system. The Company estimated that it needed an additional $5 million through June 2002 to complete the modifications required for the system's application for the entire 3rd through 12th grades and to the homeschool market, to license and integrate third party content, to complete production of additional enabling tools, to create proprietary curriculum for two additional grade levels, to launch the system and conduct marketing activities up to the end of the customary school year (i.e., June 2002), and to provide the infrastructure to market and exploit the Company's technologies outside of the grade 3-12 education market. Therefore, having taken into account the revised capital requirements, the Company estimated that it needed to raise a total of $13.5 million, of which it had raised a total of $8,062,578, net of expenses, as of September 30, 2001, primarily through the private placement of its Common Stock. As of December 31, 2001, the Company had raised only $200,000 of the additional $5.5 million in capital it needed, and had not completed the production of additional enabling tools, had not licensed additional third party curriculum content, had not upgraded the technology and had not the completed the infrastructure to exploit its technologies outside of the grade 3-12 education market. And as of December 31, 2006, the Company had raised only an additional $150,000. The Company now estimates that it needs to raise a total of $5 million in capital to upgrade its technology, license and integrate third party content for the 3rd through 12th grades, produce additional enabling tools, conduct marketing activities and launch the system in September 2008 for the education market. The Company intends to raise the additional $5 million in capital it needs to complete those modifications and enabling tools, to integrate third party content and to beta test the system while working with various school districts, school district alliances and/or State Departments of Education. Concurrently, the Company intends to obtain additional content from educational publishers, universities and other content providers and to launch the system upon the start of the next customary school year (i.e., August-September 2008), as well as to create the infrastructure to market and exploit its technology in other markets. The Company raised $10,417,381, net of expenses, as of September 30, 2007, toward the goal of a total of $13.5 million, primarily through the private placement of its common stock. The Company now expects that expenses (including software development costs and general and administrative costs) will be approximately $5 million per year from April 1, 2007 to March 31, 2008, to license additional third party curriculum content, to produce additional software tools, to alpha test and beta test the content so licensed and the tools so produced, to upgrade technologies, to continue operations, to provide necessary support and maintenance services to licensees, to increase marketing activities for the Smart Schoolhouse system and to continue and increase development, marketing and support activities relating to the Company's technologies for application in markets outside of the 3rd through 12th grade U.S. education market.

On July 21st, 2007, Ian Rescigno was appointed to the Board of Directors and michael rosenfeld resigned from the Board of Directors.

Results of Operation
--------------------
Three Months Ended September 30, 2007 as compared to Three Months Ended September 30, 2006.

                                                  FOR THREE MONTHS ENDED
                                                       September 30,
          INCOME STATEMENT:                         2007          2006
                                             -------------------------------

REVENUE                                      $         --    $         --
INTEREST INCOME                              $         --    $         --
SOFTWARE DEVELOPMENT COSTS                   $         --    $         --
GENERAL AND ADMINISTRATIVE EXPENSES          $         --    $
TOTAL OPERATING EXPENSES                     $         --    $

                NET LOSS FROM OPERATIONS     $         ---   $

Comparison of the Three Months Ended September 30, 2007 as compared to Three Months Ended September 30, 2007.

REVENUE. Our revenue remained the same during the period ended September 30, 2007, compared with the period ended September 30, 2006.

INTEREST INCOME. Interest income expense remained the same during the period ended September 30, 2007, compared with the period ended September 30, 2006.

GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses remained the same during the period ended September 30, 2007, compared with the period ended September 30, 2006.

SOFTWARE DEVELOPMENT COSTS. Software development costs remained the same during the period ended September 30, 2007, compared with the period ended September 30, 2006.

TOTAL OPERATING EXPENSES. Total operating expenses remained the same during the period ended September 30, 2007, compared with the period ended September 30, 2006.

Liquidity and Capital Resources
-------------------------------

Since 1996, EduLink has financed its working capital needs through capital contributions by stockholders, private placement of common equity and bridge loans. As of September 30, 2007, the Company had cash of approximately $0. As of December 31, 2006, the Company had cash of approximately $0. Cash used in operations was $0 for the three months ended June 30, 2007, and $10,398,809 from inception through September 30, 2007. Cash used in operations during each of these periods was primarily for expenses related to the design and development of computer software and general and administrative expenses. Since 1996 and through June 30, 2007, the Company has raised $9,370,177 through sales of common stock, $250,000 from the issuance of debentures and approximately $933,260 through bridge loans. The Company's current cash resources will not be sufficient to meet its immediate requirements. The Company is not currently generating revenues to fund its ongoing operations and without additional capital the Company will not be able to operate.

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

Changes in Internal Controls
----------------------------

In new management's evaluation of the Company's internal controls and procedures, some improvements were made as follows:

? Updating internal controls and procedures.
? Engaging outside legal counsel experienced in SEC rules and regulations to review the Company's controls and procedures and ensure ongoing compliance with SEC rules and policies. ? Adopting a new Code of Business Ethics.
? Mandatory continued education for the Company's executive management to keep them abreast of changes in legal accounting rules and SEC regulations.

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


                                               EDULINK, INC.

Date: June 5, 2008
                                               /s/  IAN RESCIGNO
                                               --------------------------------
                                               Ian Rescigno
                                               Chief Executive Officer
                                               (Principal Executive Officer and
                                               Authorized
                                               Signatory)