Form 10-K
period 2007-12-31
LEARNING PRIORITY INC
filed 2008-06-05
CIK 1023008

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

                                   (Mark One)

|X|      ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
         OF 1934

         FOR THE FISCAL YEAR ENDED DECEMBER 31, 2007

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

Check one): Large Accelerated Filer |_|   Accelerated Filer |_|
            Non-Accelerated Filer   |X|   Smaller reporting company |_|

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes |_| No |X|

Aggregate market value of the voting and non-voting common stock held by non-affiliates of the Company as of December 31, 2007 is $150,000:

Number of shares of the registrant's common stock outstanding as of December 31, 2007: 1,500,000,000.



                                TABLE OF CONTENTS

                                     Part I

Item 1.   Business                                                                3
Item 1A.  Risk Factors                                                           15
Item 2.   Properties                                                             20
Item 3.   Legal Proceedings                                                      20
Item 4.   Submission of Matters to a Vote of Security Holders                    21

                                     Part II

Item 5.    Market for Registrant's Common Equity, Related Stockholder Matters
                and issuer Purchases of Equity Securities                        21
Item 6.    Selected Financial Data                                               22
Item 7.    Management's Discussion and Analysis of Financial Condition
                and Results of Operations.                                       22
Item 7A.   Quantitative and Qualitative Disclosures about Market Risk            27
Item 8.    Financial Statements and Supplementary Data                           27
Item 9.    Changes in and Disagreements With Accountants on Accounting and
                Financial Disclosure                                             38
Item 9A.   Controls and Procedures                                               38
Item 9B.   Other Information                                                     38

                                    Part III

Item 10.   Directors and Executive Officers of the Registrant                    39
Item 11.   Executive Compensation                                                41
Item 12.   Security Ownership of Certain Beneficial Owners and Management
                and Related Stockholder Matters                                  42
Item 13.   Certain Relationships and Related Transactions                        42
Item 14.   Principal Accountant Fees and Services                                42

                                     Part IV
Item 15.   Exhibits                                                              43
           Signatures                                                            44



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

         The Company originally estimated that it needed a total of approximately $8.5 million to produce, alpha test, beta test and launch the system for the 7th and 8th grades only. The Company subsequently (in August
2001) determined that to successfully launch the system, it was necessary to include curricula for all grades from 3rd through 12th as well as the homeschool market, and the Company therefore also needed to license and make third party content available through its system. The Company estimated that it needed an additional $5 million through June 2002 to complete the modifications required for the system's application for the entire 3rd through 12th grades and to the homeschool market, to license and integrate third party content, to complete production of additional enabling tools, to create proprietary curriculum for two additional grade levels, to launch the system and conduct marketing activities up to the end of the customary school year (i.e., June 2002), and to provide the infrastructure to market and exploit the Company's technologies outside of the grade 3-12 education market. Therefore, having taken into account the revised capital requirements, the Company estimated that it needed to raise a total of $13.5 million, of which it had raised a total of $8,062,578, net of expenses, as of September 30, 2001, primarily through the private placement of its Common Stock. As of December 31, 2001, the Company had raised only $200,000 of the additional $5.5 million in capital it needed, and had not completed the production of additional enabling tools, had not licensed additional third party curriculum content, had not upgraded the technology and had not the completed the infrastructure to exploit its technologies outside of the grade 3-12 education market. And as of December 31, 2007, the Company had raised only an additional $150,000. The Company now estimates that it needs to raise a total of $5 million in capital to upgrade its technology, license and integrate third party content for the 3rd through 12th grades, produce additional enabling tools, conduct marketing activities and launch the system in September 2009 for the education market. The Company intends to raise the additional $5 million in capital it needs to complete those modifications and enabling tools, to integrate third party content and to beta test the system while working with various school districts, school district alliances and/or State Departments of Education. Concurrently, the Company intends to obtain additional content from educational publishers, universities and other content providers and to launch the system upon the start of the next customary school year (i.e., August-September 2009), as well as to create the infrastructure to market and exploit its technology in other markets. The Company raised $10,417,381, net of expenses, as of December 31, 2007, toward the goal of a total of $13.5 million, primarily through the private placement of its common stock. The Company now expects that expenses (including software development costs and general and administrative costs) will be approximately $5 million per year from April 1, 2008 to March 31, 2009, to license additional third party curriculum content, to produce additional software tools, to alpha test and beta test the content so licensed and the tools so produced, to upgrade technologies, to continue operations, to provide necessary support and maintenance services to licensees, to increase marketing activities for the Smart Schoolhouse system and to continue and increase development, marketing and support activities relating to the Company's technologies for application in markets outside of the 3rd through 12th grade U.S. education market.

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

         We have designed and developed the following software tools for use in the Smart Schoolhouse system: the Content EditIor Tool, Cognitive Mapper, Map Maker, Crossword Puzzle Builder, Integrated Working Environment, Teacher/Student/Parent Planner, 3-D Virtual World, Chart Maker, Math Plotter, Virtual Microscope, Calculator, Homework Builder/Grader, Student Portfolio, Test Generator and Progress Report Generator. Software tools which have been designed but not yet developed include Study Pal, School Store Query, Master Scheduler, Essay Grader, Speed Reader and Remediation Tool.

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

         Since our inception, we have generated no revenues. We do not anticipate generating revenues until our Smart Schoolhouse system is launched, which is currently anticipated to be in September 2009. However, if our Internet educational services are not accepted and adopted by a significant number of school districts and schools we will not generate significant revenues or become profitable. As of December 31, 2007, our accumulated deficit was $ 17,843,350.

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

         We currently anticipate that $5 million will be needed to complete modifications to the system for application to the home school market, to license third-party curriculum content, complete the alpha and beta testing of our Smart Schoolhouse system for grades 3 through 12, to complete the development of additional enabling tools, to upgrade our technology, to engage additional managerial, marketing and staff personnel, and carry through the rescheduled September 2009 launch through the spring 2010. Additionally, following the spring 2010, we currently anticipate the need for an additional $5 million per year thereafter to fund continuing operations, upgrade existing content, upgrade technology, and produce and license additional content, beta test and launch additional tools and content for our Smart Schoolhouse system. During the year ended December 31, 2007, we used $0 in our operating activities. During the year ended December 31, 2006, we used $0 in our operating activities. Changes in our development program or other changes affecting our operating expenses could, however, alter the timing and amount of our expenditures and when we will require additional funding. The additional funding we require may not be available to us on favorable terms or at all. If we cannot obtain adequate funding, we will be required to shut-down our operations.

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

         We are currently developing our Smart Schoolhouse system for the 3rd through 12th grades and the home school market, with initial or "alpha" testing among a limited user group completed as of December 2001. The second or "beta" round of testing among a wider group that includes more "real world" users is now intended to begin in the summer of 2009 and we expect it to be completed prior to the anticipated September 2009 commercial launch of the 3rd through 12th grade and home school portions of the Smart Schoolhouse system. However, this schedule assumes that the alpha and beta tests do not reveal significant defects or faults in the system. If significant defects or faults are found, EduLink may not be able to meet this schedule, which would delay the commercial launch and therefore delay the generation of revenue. This, in turn, could cause the market value of our common stock to decline.

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

Item 2.    Properties.

         EduLink's office location is 605 Warwick Ave. #4, Thousands |Oaks, California, 91360.

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

         The following table sets forth the range of high and low bid prices for our common stock for each quarterly period from December 31, 2007 through December 31, 2005 as reported by brokers and dealers making a market in the capital stock.. Such quotations reflect inter-dealer prices without retail markup, markdown or commission, and may not necessarily represent actual transactions:

                                            HIGH                 LOW
        FISCAL 2007
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

Holders
-------

         As of December 31, 2007, there were 9664 record holders of Edulink's common stock.

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

Item 6.     Selected Financial Data.

Year Ended December 31, 2007 as compared to Year Ended December 31, 2006

                                             FOR THE YEARS ENDED DECEMBER 31,
          INCOME STATEMENT:                          2007           2006
                                            --------------------------------

REVENUE                                      $         --    $         --
INTEREST INCOME                              $         --    $         --
SOFTWARE DEVELOPMENT COSTS                   $         --    $         --
GENERAL AND ADMINISTRATIVE EXPENSES          $         --    $
TOTAL OPERATING EXPENSES                     $         --    $
NET LOSS FROM OPERATIONS                     $         ---   $

    BASIC AND DILUTED LOSS PER SHARE         $       0.00    $       0.00
    WEIGHTED AVERAGE SHARES OUTSTANDING       1,500,000,000   1,500,000,000

                                                     AS OF DECEMBER 31,
                                                    2007          2006
                                               ------------------------------
        BALANCE SHEET DATA
        CASH AND PREPAID ASSETS              $         --    $     --
        TOTAL ASSETS                                   --    $     --

        STOCKHOLDERS' EQUITY (DEFICIT)      $                $

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

         The Company originally estimated that it needed a total of approximately $8.5 million to produce, alpha test, beta test and launch the system for the 7th and 8th grades only. The Company subsequently (in August
2001) determined that to successfully launch the system, it was necessary to include curricula for all grades from 3rd through 12th as well as the homeschool market, and the Company therefore also needed to license and make third party content available through its system. The Company estimated that it needed an additional $5 million through June 2002 to complete the modifications required for the system's application for the entire 3rd through 12th grades and to the homeschool market, to license and integrate third party content, to complete production of additional enabling tools, to create proprietary curriculum for two additional grade levels, to launch the system and conduct marketing activities up to the end of the customary school year (i.e., June 2002), and to provide the infrastructure to market and exploit the Company's technologies outside of the grade 3-12 education market. Therefore, having taken into account the revised capital requirements, the Company estimated that it needed to raise a total of $13.5 million, of which it had raised a total of $8,062,578, net of expenses, as of September 30, 2001, primarily through the private placement of its Common Stock. As of December 31, 2001, the Company had raised only $200,000 of the additional $5.5 million in capital it needed, and had not completed the production of additional enabling tools, had not licensed additional third party curriculum content, had not upgraded the technology and had not the completed the infrastructure to exploit its technologies outside of the grade 3-12 education market. And as of December 31, 2002, the Company had raised only an additional $150,000. The Company now estimates that it needs to raise a total of $5 million in capital to upgrade its technology, license and integrate third party content for the 3rd through 12th grades, produce additional enabling tools, conduct marketing activities and launch the system in September 2009 for the education market. The Company intends to raise the additional $5 million in capital it needs to complete those modifications and enabling tools, to integrate third party content and to beta test the system while working with various school districts, school district alliances and/or State Departments of Education. Concurrently, the Company intends to obtain additional content from educational publishers, universities and other content providers and to launch the system upon the start of the next customary school year (i.e., August-September 2009), as well as to create the infrastructure to market and exploit its technology in other markets. The Company raised $10,417,381, net of expenses, as of December 31, 2007, toward the goal of a total of $13.5 million, primarily through the private placement of its common stock. The Company now expects that expenses (including software development costs and general and administrative costs) will be approximately $5 million per year from April 1, 2008 to March 31, 2009, to license additional third party curriculum content, to produce additional software tools, to alpha test and beta test the content so licensed and the tools so produced, to upgrade technologies, to continue operations, to provide necessary support and maintenance services to licensees, to increase marketing activities for the Smart Schoolhouse system and to continue and increase development, marketing and support activities relating to the Company's technologies for application in markets outside of the 3rd through 12th grade U.S. education market.

Results of Operation
--------------------

Year Ended December 31, 2007 as compared to Year Ended December 31, 2006

                                             For The Years Ended December 31,
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
GENERAL AND ADMINISTRATIVE EXPENSES          $         --    $
TOTAL OPERATING EXPENSES                     $         --    $

                NET LOSS FROM OPERATIONS     $         ---   $

         Comparison of the Year Ended December 31, 2007 and Year Ended December 31, 2006.

         REVENUE. Our revenue remained the same during the period ended December 31, 2007, compared with the period ended December 31, 2006.

         INTEREST INCOME. Interest income expense remained the same during the period ended December 31, 2007, compared with the period ended December 31, 2006.

         GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses remained the same during the period ended December 31, 2007, compared with the period ended December 31, 2006.

         SOFTWARE DEVELOPMENT COSTS. Software development costs remained the same during the period ended December 31, 2007, compared with the period ended December 31, 2006.

         TOTAL OPERATING EXPENSES. Total operating expenses remained the same during the period ended December 31, 2007, compared with the period ended December 31, 2006.

Liquidity and Capital Resources
-------------------------------

         Since 1996, EduLink has financed its working capital needs through capital contributions by stockholders, private placement of common equity and bridge loans. As of December 31, 2007, the Company had cash of approximately $0. Cash used in operations was $0 for the year ended December 31, 2007, and $10,398,809 from inception through December 31, 2007. Cash used in operations during each of these periods was primarily for expenses related to the design and development of computer software and general and administrative expenses. Since 1996 and through December 31, 2007, the Company has raised $9,370,177 through sales of common stock, $250,000 from the issuance of debentures and approximately $933,260 through bridge loans. The Company's current cash resources will not be sufficient to meet its immediate requirements. The Company is not currently generating revenues to fund its ongoing operations and without additional capital the Company will not be able to operate.

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

Item 8.      Financial Statements and Supplementary Data.


                                           EDULINK, INC.
                                   (a development stage company)
                                           BALANCE SHEETS

                                                                      DECEMBER 31,     DECEMBER 31,
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

Total Current Liabilities


Stockholders' Deficit
Common stock, $.001 par value, 1,500,000,000 shares authorized,
1,500,000,000 shares issued and outstanding as of 12/31/07              1,500,000        1,500,000

Additional paid-in capital                                             16,343,350       16,343,350
Deficit accumulated during the development                            (17,843,350)     (17,843,350)
Total Stockholders' Deficit

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT


         See accompanying summary of accounting policies and notes to financial statements



                                                         EDULINK, INC.
                                            (a development stage company)
                               STATEMENTS OF OPERATIONS Years Ended December 31, 2007,
                                          2006 and 2005 and the Period from
                               January 25, 1996 (Inception) through December 31, 2007
                                                                                                       Inception
                                                                                                         through
                                                 2007             2006              2005                  1996
                                            ---------------- ---------------   ----------------     ---------------
License Fee Income                                                                                  $        50,000
Selling, general and administrative                                            $       993,942      $    11,624,432
Software development costs                                                                                7,220,268
Impairment of property and equipment                                                                         18,572
Interest expense                                                                      (132,146)             786,908
(Gain) loss on derivatives                                                             169,020             (335,231)
Interest income                                                                                            (144,239)
Forgiveness of debt                                                                                         506,488
NET LOSS                                                                             1,295,108           17,843,350
BASIC AND DILUTED LOSS
  PER SHARE                                 $       (0.00)    $         (0.00)     $     (0.00)              N/A
WEIGHTED-AVERAGE SHARES OUTSTANDING          1,500,000,000      1,500,000,000    1,256,635,402               N/A


                 See accompanying summary of accounting policies and notes to financial statements



                                                   EDULINK, INC.
                                            (a development stage company)
              STATEMENTS OF CASH FLOWS Years Ended December 31, 2007, 2006 and 2005 and the Period from
                                        January 25, 1996 (Inception) through
                                                 December 31, 2007

                                                                                                          Inception
                                                                                                           Through
                                                           2007            2006             2005             1996
                                                         ----------     ------------    ----------       -----------
CASH FLOWS FROM OPERATING ACTIVITIES:

Net Loss                                                        --                         279,331       17,843,350

Adjustments to reconcile net income
 (loss) to net cash used in operating
 activities:
  Stock for services                                                                                      3,322,436
  Additional stock issued for note conversion                                                               354,346
  Stock for settlement of dispute                                                                           223,500
  Option and warrant expense                                                                              3,530,974
  Change in fair value of derivative liability                                             491,689         (335,231)
  Accretion of debt discount on loan payable                                               122,318          260,166
  Forgiveness of debt                                                                     (431,224)        (506,488)
  Impairment of property and equipment                                                                       18,572
  Compensation waived by officers                                                                           270,403
  Changes in:
    Prepaid expense                                                                         25,849
    Accounts payable and accrued expenses                                                   60,439        1,046,720

NET CASH USED BY OPERATING ACTIVITIES                                                      (10,260)     (10,398,809)

CASH FLOWS FROM INVESTING ACTIVITIES:

Purchase of property and equipment                                                                          (18,572)

NET CASH USED BY INVESTING ACTIVITIES                                                                       (18,572)

CASH FLOWS FROM FINANCING ACTIVITIES:

Proceeds from sale of common stock,
 net of offering costs                                                                                    9,370,177
Proceeds from issuance of debenture                                                                         250,000
Proceeds from issuance of bridge notes and
other short-term notes payable                                                              10,260          933,260
Payments on bridge notes and other
 short-term notes payable                                                                                  (136,056)


NET CASH PROVIDED BY FINANCING ACTIVITIES                                                   10,260       10,417,381

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


                 See accompanying summary of accounting policies and notes to financial statements




                                                    EDULINK, INC.
                                            (a development stage company)
                           STATEMENT OF STOCKHOLDERS' DEFICIT January 25, 1996 (Inception)
                                              through December 31, 2007


Common Stock                        Shares                Par         Issued          Shares
                                                                                     Committed       Additional
                                                                                      To Be            Paid in          Accumulated
                                                                                      Capital          Deficit              Total
                                  -----------           -------       -------         -------        ----------          ----------

Sale of common stock              28,302,353    $       28,302       $    --  $      594,575        $       --      $      622,877
  for cash
Shares issued to                 233,280,000           233,280            --        (233,280)               --                  --
  founders
Shares issued for                101,774,118           101,774            --         (36,774)               --              65,000
  services
     Net loss                                                                                         (479,267)           (479,267)
Balance, December 31, 1996       363,356,471           363,356            --         324,521          (479,267)            208,610
Sale of common stock              17,152,942            17,153            --         410,968                               428,121
  for cash
Shares issued for
  conversion                       6,003,529             6,004                       172,375                               178,379
  of notes payable
Shares issued for                  2,287,058             2,287                         2,713                                 5,000
  Services
     Net loss                                                                                       (2,091,226)         (2,091,226)
 Balance, December 31, 1997      388,800,000           388,800                       910,577        (2,570,493)         (1,271,116)
     Net loss                                                                                       (1,040,237)         (1,040,237)
 Balance, December 31, 1998      388,800,000           388,800                       910,577        (3,610,730)         (2,311,353)
Acquisition of URREA             259,022,500           259,023                      (259,023)
Enterprises, Inc.
 Loan from shareholder
 contributed to capital                                                               140,403                              140,403
Common stock                                                         100,000                                               100,000
 subscription received
Common stock to be
  issued for settlement of                                           571,750                                                571,750
  dispute
Compensation waived by                                                                130,000                               130,000
  officers
     Net loss                                                                                         (153,956)           (156,956)
Balance, December 31, 1999       647,822,500           647,823       671,750         921,957        (3,764,686)         (1,523,156)
Common stock issued                2,000,000             2,000      (100,000)         98,000
Sale of common stock             148,300,000           148,300                      7,140,450                            7,288,750
  for cash
Warrants issued to                                                                  3,082,500                            3,082,500
  officers





Options issued to                                                                      87,983                               87,983
  officers
Shares issued for
  conversion of notes              2,480,000             2,480                       121,520                               124,000
  payable
Common stock canceled               (725,000)             (725)                      (24,275)                              (25,000)
Common stock subscription                                            100,000                                               100,000
  received
Shares issued fors ervices           100,000               100        (5,000)          4,900
Change in settlement                                                (566,750)                                             (566,750)
  of dispute
     Net loss                                                                                       (7,426,105)         (7,426,105)
Balance, December 31, 2000       799,977,500           799,978       100,000      11,433,035       (11,190,791)          1,142,222
Common stock issued                2,000,000             2,000      (100,000)         98,000
Sale of common stock              14,000,000            14,000                       686,000                               700,000
  for cash
Common stock                                                                         100,000                               100,000
 subscription received
Common stock issued
  on exercise of                   5,717,600             5,718                         6,861                                12,579
  warrants
Options issued to                                                                    150,823                               150,823
  officers
Options issued for                                                                    10,000                                10,000
  services
 Debt discount                                                                        47,800                                47,800
     Net loss                                                                                       (2,844,647)         (2,844,647)
 Balance, December 31, 2001      821,695,100           821,696       100,000      12,432,519       (14,035,438)           (681,223)
Warrants issued as interest                                                           81,818                                81,818
  expense for notes payable
Options issued to officers                                                            37,706                                37,706
Compensation waived by                                                                97,500                                97,500
  officers
     Net loss                                                                                         (918,398)           (918,398)
 Balance, December 31, 2002      821,695,100           821,696       100,000      12,649,543       (14,953,836)         (1,382,597)
Subscription received                                               (100,000)                                             (100,000)
  reclassified to liability
Options issued to officers                                                            82,644                                82,644
Shares issued for services       150,450,000           150,450                     2,151,775                             2,302,225
Shares issued for
  conversion of                   67,830,000            67,830                       410,824                               478,654
  notes payable and
  accrued interest




Shares issued as additional
  Consideration for               51,170,000            51,170                       303,176                               354,346
  conversion
  of notes payable and
  accrued interest
Common stock issued on
  exercise of options              2,550,000             2,550                        15,300                                17,850
Compensation waived by                                                                97,500                                97,500
  officers 2003
     Net loss                                                                                        (2,995,657)         (2,995,657)
Balance, December 31, 2003     1,093,695,100         1,093,696                     15,710,762       (17,949,493)         (1,145,035)
Shares issued for                187,366,536           187,367                        374,844                               562,211
  services
Common stock to be
  issued for                     218,938,364           218,938                       (150,257)                               68,681
  settlement of
  dispute
Additional compensation
   owed not covered by value                                                           408,000                              408,000
    of shares issued
      Net loss                                                                                       (1,295,108)         (1,295,108)
 Balance, December 31, 2004    1,500,000,000         1,500,000                      16,343,350      (19,244,601)         (1,401,251)
      Net loss                                                                                         (279,331)           (279,331)
 Balance, December 31, 2005    1,500,000,000         1,500,000                      16,343,350      (19,523,932)         (1,680,581)
      Net loss                                                                                           91,362              91,362
 Balance, December 31, 2006    1,500,000,000         1,500,000                      16,343,350      (17,843,350)
 Balance, December 31, 2007    1,500,000,000         1,500,000                      16,343,350      (17,843,350)



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

                                 2007         2006         2005
Net loss as reported          $            $           $   279,331
Pro forma net loss            $    --      $    --     $   279,331

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

The components of deferred taxes are as follows:

                                                    2007             2006
                                                -----------      -----------
         Deferred tax assets
           Net operating loss carryforwards     $ 3,220,000      $ 3,180,000
           Software development costs
            capitalized for tax purposes          2,889,000        2,889,000
           Less:  valuation allowance            (6,109,000)      (6,069,000)

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

NOTE 5 - STOCK OPTIONS AND WARRANTS

Common Stock Warrants

During the years ended December 31, 2004 and 2005, 1,143,529 and 226,245,009 warrants were canceled. 750,000 warrants were issued during the year ended December 31, 2004. No warrants were exercised during the year ended December 31, 2004. No warrants were issued or exercised during the year ended December 31, 2005. No warrants were issued or exercised during the year ended December 31, 2006 and 2007.

Summary information regarding warrants is as follows:

                                       Warrants
                                       --------
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

Options

No options were granted, expired or exercised, during the years ended December 31, 2005, 2006 and 2007.

Summary information regarding options is as follows:

                                       Options
                                       -------

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

Options outstanding and exercisable as of December 31, 2007:

Exercise      Stock         Stock         Weighted-     Weighted-
And           Options       Options       Average       Average
Price         Outstanding   Exercisable   Remaining     Exercise
                                          Contractual   Price of
                                          Life          Options
                                                        Outstanding
                                                        Exercisable

$0.0250       3,000,000     3,000,000     1.88 years    $0.0250
$0.2500       1,000,000     1,000,000     1.67 years    $0.2500
Total         4,000,000     4,000,000

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

NOTE 7 - SUMMARIZED QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

Summary data relating to the results of operations for each quarter of the year ended December 31, 2006 is as follows:

                                             For the three months ended
                                March 31,        June 30,       September 30,    December 31,
                                  2007             2007             2007             2007

Selling, general
And administrative
Interest expense
(Gain) loss on
derivatives
Forgiveness of debt
Net income (loss)

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

Name                                  Age            Positions and Offices Held
---------------------------------------------------------------------------
Ian Rescigno                           42             CEO and Sole Director

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

Code of Ethics
--------------

We have not adopted a Code of Ethics.

Item 11.     Executive Compensation.

Compensation of Executive Officers.
-----------------------------------

During the year ended December 31, 2007 the Company did not incur any salary or consulting fees to its sole officer, including cash payments and accounts payable.

Executive Officer Employment Agreements
---------------------------------------

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


                           SUMMARY COMPENSATION TABLE

                   ANNUAL                                                 LONG-TERM
               COMPENSATION                                             COMPENSATION
               ------------                                             ------------
                                                                     AWARDS     PAYOUTS
                                                                     ------     -------
                                                                    SECURITIES
                                                        RESTRICTED  UNDER-LYING
NAME AND      YEAR                      OTHER ANNUAL       STOCK    OPTIONS       LTIP       ALL OTHER
PRINCIPAL     ENDED    SALARY   BONUS   COMPENSATION     AWARD(S)     /SARS      PAYOUTS   COMPENSATION
POSITION      12/31     ($)     ($)         ($)            ($)      O  ($)        ($)          ($)
-----------------------------------------------------------------------------------------------------------

Ian
Resigno        2007   $    0       0               0            0          0          0               0


Option Grants Table. There were no individual grants of stock options to purchase our common stock made to the named executive officers named in the Summary Compensation Table during the fiscal year ended December 31, 2007, and the subsequent period up to the date of the filing of this annual report.

Aggregated Option Exercises and Fiscal Year-End Option Value Table. There were no stock options exercised during fiscal year ending December 31, 2007, by the executive officers named in the Summary Compensation Table.

Long-Term Incentive Plan ("LTIP") Awards Table. There were no awards made to a named executive officer in the last completed fiscal year under any LTIP Stock Options Granted In Last Fiscal Year

During the fiscal years ended December 31, 2007, 2006, and 2005, the Company did not grant any options to its Chief Executive Officer or any other officer or director.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table shows the stockholdings of all directors and executive officers of the Company, principal stockholders who own beneficially more than five percent of the Company's 2,016,061,636 issued and outstanding common stock, and all directors and officers of the Company as a group as of December 31, 2007.

Name and Address of Beneficial Owner        Number         Percentage (1)

Ian Rescigno                                844,592,577    46.38%

All Executive Officers and
Directors as a Group                        844,592,577    46.38%


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

Item 13.      Certain Relationships and Related Transactions.

None.

Item 14.     Principal Accounting Fees and Services.

Audit Fees
-----------

For our fiscal year ended December 31, 2007, we were not billed for professional services rendered for the audit and reviews of our financial statements. For our fiscal year ended December 31, 2006, we were not billed for professional services rendered for the audit and reviews of our financial statements.

Tax Fees
--------

For the Company's fiscal year ended December 31, 2007 and December 31, 2006, we were not billed for professional services rendered for tax compliance, tax advice, and tax planning.

All Other Fees
--------------

The Company did not incur any other fees related to services rendered by our principal accountant for the fiscal year ended December 31, 2007 and December 31, 2006.

                                     PART IV

Item 15.     Exhibits.

Exhibit No.  Title of Document                                                  Location
-----------------------------------------------------------------------------------------------------------
10.2         Mutual Rescission and Release Agreement dated March 12, 2007       Incorporated by reference
                                                                                as Exhibit 10.2 to Form
                                                                                8-K filed March 15, 2007
16.1         Letter from Kempisty & Company dated March 28, 2007                as Exhibit 16.1 to Form
                                                                                10-K filed June 4, 2008
31.1         Certification of Chief Executive Officer Pursuant                  Filed herewith
             to Rule 13a-14(a) of the Securities Exchange Act of 1934           Filed herewith
32.1         Certification of Chief Executive Officer pursuant to 18 U.S.C.
             Section 1350, as adopted pursuant to Section 906 of the
             Sarbanes-Oxley Act of 2002

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


                          For the Board of Directors of



Date: June 4, 2008
                                                        /s/  IAN RESCIGNO
                                                        -----------------
                                                        Ian Rescigno
                                                        Chairman