Form 10-Q
period 2008-03-31
LEARNING PRIORITY INC
filed 2008-06-05
CIK 1023008

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                                   (Mark One)
|X| QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

    For the quarterly period ended March 31, 2008

|_| TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

    For the transition period from ___________ to ___________

    Commission File number 000-29953

                             LEARNING PRIORITY, INC.
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

                                  Edulink, Inc.
               ---------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report)

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

| | Yes    |X| No

As of March 31, 2008, there were 1,000,472 outstanding shares of the Registrant's Common Stock, $0.001 par value.

                                TABLE OF CONTENTS


                          Part I FINANCIAL INFORMATION

Item 1.      Financial Statements and Supplementary Data                      3

Item 2.      Management's Discussion and Analysis of Financial Condition
               and Results of Operations.                                     6

Item 3.      Quantitative and Qualitative Disclosures about Market Risk       9

Item 4.      Controls and Procedures                                          9



                            Part II OTHER INFORMATION

Item 1.      Legal Proceedings                                               10

Item 1A.     Risk Factors                                                    10

Item 2.      Unregistered Sales of Equity Securities and Use of Proceeds     10

Item 3.      Defaults Upon Senior Securities                                 10

Item 4.      Submission of Matters to a Vote of Security Holders             10

Item 5.      Other Information                                               10

Item 6.      Exhibits                                                        10

Signatures                                                                   11

 As used in this annual report, "we", "us", "our", "Learning Priority", the "Company", or "our Company" refers to Learning Priority, Inc. and its predecessor.

Forward-Looking Statements and Associated Risks

The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for certain forward-looking statements. Some of the statements contained in this annual report of Learning Priority discuss future expectations, contain projections of our operations or financial condition or state other forward-looking information. Some statements contained in this annual report on Form 10-K that are not historical facts (including without limitation statements to the effect that we "believe," "expect," "anticipate," "plan," "intend," "foresee," or other similar expressions) and are forward-looking statements. These forward-looking statements are based on our current expectations and beliefs concerning future developments and their potential effects on us. There can be no assurance that future developments affecting us will be those anticipated by us. All comments concerning our expectations for future revenue and operating results are based on our forecasts of our plan of operation and do not include the potential impact of any future acquisitions or operations. These forward-looking statements involve significant risks and uncertainties (some of which are beyond our control) and assumptions. Should one or more of these risks or uncertainties materialize, or should any of our assumptions prove incorrect, actual results may vary in material respects from those projected in the forward-looking statements.

PART I - FINANCIAL INFORMATION

Item 1.     Financial Statements.

                                              LEARNING PRIORITY, INC.
                                           (a development stage company)
                                                  BALANCE SHEETS

                                                                               MARCH 31,        DECEMBER 31,
                                                                                2008              2007
                                                                              -----------      -----------

TOTAL ASSETS

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
Accounts payable and accrued expenses
Compensation payable
Loan payable, net of unamortized debt discount of $0 and $37,634, respectively
Due to related party
Accrued interest
Stock payable
Derivative liability

Total Current Liabilities


Stockholders' Deficit
Common stock, $.001 par value, 2,016,061,636 shares authorized, 1,000,472
shares issued and outstanding as of 3/31/08                                         1,000        1,500,000

Additional paid-in capital                                                     16,343,350       16,343,350
Deficit accumulated during the development                                    (16,344,350)     (17,843,350)
Total Stockholders' Deficit

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT


                 See accompanying summary of accounting policies and notes to financial statements




                                         LEARNING PRIORITY, INC.
                                      (a development stage company)
                                         STATEMENTS OF OPERATIONS
                               Three Months ended March 31, 2007 and 2006
                                           and the Period from
                                       January 25, 1996 (Inception)
                                            to March 31, 2008
                                            (unaudited)


                                           Three months        Three months                 Inception
                                             ended               ended                      through
                                         March 31, 2008       March 31, 2007              March 31, 2008
                                        ----------------      -----------------           --------------
License Fee Income                                                                       $        50,000
Selling, general and administrative                                                           11,624,432
Software development costs                                                                     7,220,268
Impairment of property and                                                                        18,572
 equipment
Interest expense                                                                                 786,908
(Gain)loss on derivatives                                                                       (335,231)
Interest income                                                                                 (144,239)
Forgiveness of debt                                                                              506,488

NET LOSS                                                                                      16,344,350

BASIC AND DILUTED LOSS
PER SHARE                               $         (0.00)     $           (0.00)                  N/A

WEIGHTED-AVERAGE SHARES                   1,500,000,000          1,500,000,000                   N/A
OUTSTANDING

        See accompanying summary of accounting policies and notes to financial statements






                                           LEARNING PRIORITY, INC.
                                        (a development stage company)
                                          STATEMENTS OF CASH FLOWS
                                 Three Months ended March 31, 2008 and 2007
                                    and the Period from January 25, 1996
                                        (Inception) to March 31, 2008
                                                 (unaudited

                                              Three months        Three months                 Inception
                                                ended               ended                      through
                                            March 31, 2008       March 31, 2007              March 31, 2008
                                            --------------       --------------              --------------

CASH FLOWS FROM OPERATING ACTIVITIES:

Net Loss                                              --                                         16,344,350

Adjustments to reconcile net income
(loss) to net cash
 used in operating activities:
Stock for services                                                                                3,322,436
Additional stock issued for note                                                                    354,346
conversion
Stock for settlement of dispute                                                                     223,500
Option and warrant expense                                                                        3,530,974
Change in fair value of derivative                                                                 (335,231)
liability
Accretion of debt discount on loan payable                                                          260,166
Forgiveness of debt                                                                                (506,488)
Impairment of property and equipment                                                                 18,572
Compensation waived by officers                                                                     270,403
Changes in:
  Prepaid expense
  Accounts payable and accrued expenses                                                           1,046,720


NET CASH USED BY OPERATING ACTIVITIES                                                           (10,398,809)


CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment                                                                  (18,572)

NET CASH USED BY INVESTING ACTIVITIES                                                               (18,572)

CASH FLOWS FROM FINANCING ACTIVITIES:

Proceeds from sale of common stock,
 net of offering costs                                                                            9,370,177
Proceeds from issuance of debenture                                                                 250,000
Proceeds from issuance of bridge notes and
 other short-term notes payable                                                                     933,260
Payments on bridge notes and other
 short-term notes payable                                                                          (136,056)

NET CASH PROVIDED BY FINANCING ACTIVITIES                                                         10,417,381

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


                 See accompanying summary of accounting policies and notes to financial statements

                             LEARNING PRIORITY, INC.
                          (a development stage company)
                          NOTES TO FINANCIAL STATEMENTS
                                   (unaudited)

NOTE 1 - BASIS OF PRESENTATION AND NEW ACCOUNTING POLICIES

The accompanying unaudited interim financial statements of Learning Priority, a development stage company, have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission, and should be read in conjunction with the audited financial statements and notes thereto contained in Learning Priority's latest Annual Report filed with the SEC on Form 10-K. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements that would substantially duplicate the disclosure contained in the audited financial statements for the most recent fiscal year as reported in Form 10-K, have been omitted.

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

The following discussion is provided to afford the reader an understanding of the material matters of Learning Priority's financial condition, results of operation, capital resources and liquidity. It should be read in conjunction with the financial statements and notes thereto and other information appearing elsewhere in this report.

Overview
--------

Learning Priority, Inc. is a development stage company engaged in the design and development of a seamless integrated Internet educational service, called the Smart Schoolhouse system, for schools and homes, that is intended to be marketed to and utilized by students, parents, teachers and school administrators. The planned service will be delivered over the Internet to personal computer users.

The Company originally estimated that it needed a total of approximately $8.5 million to produce, alpha test, beta test and launch the system for the 7th and 8th grades only. The Company subsequently (in August 2001) determined that to successfully launch the system, it was necessary to include curricula for all grades from 3rd through 12th as well as the homeschool market, and the Company therefore also needed to license and make third party content available through its system. The Company estimated that it needed an additional $5 million through June 2002 to complete the modifications required for the system's application for the entire 3rd through 12th grades and to the homeschool market, to license and integrate third party content, to complete production of additional enabling tools, to create proprietary curriculum for two additional grade levels, to launch the system and conduct marketing activities up to the end of the customary school year (i.e., June 2002), and to provide the infrastructure to market and exploit the Company's technologies outside of the grade 3-12 education market. Therefore, having taken into account the revised capital requirements, the Company estimated that it needed to raise a total of

$13.5 million, of which it had raised a total of $8,062,578, net of expenses, as of September 30, 2001, primarily through the private placement of its Common Stock. As of December 31, 2001, the Company had raised only $200,000 of the additional $5.5 million in capital it needed, and had not completed the production of additional enabling tools, had not licensed additional third party curriculum content, had not upgraded the technology and had not the completed the infrastructure to exploit its technologies outside of the grade 3-12 education market. And as of December 31, 2002, the Company had raised only an additional $150,000. The Company now estimates that it needs to raise a total of $5 million in capital to upgrade its technology, license and integrate third party content for the 3rd through 12th grades, produce additional enabling tools, conduct marketing activities and launch the system in September 2010 for the education market. The Company intends to raise the additional $5 million in capital it needs to complete those modifications and enabling tools, to integrate third party content and to beta test the system while working with various school districts, school district alliances and/or State Departments of Education. Concurrently, the Company intends to obtain additional content from educational publishers, universities and other content providers and to launch the system upon the start of the next customary school year (i.e., August-September 2009), as well as to create the infrastructure to market and exploit its technology in other markets. The Company raised $10,417,381, net of expenses, as of December 31, 2007, toward the goal of a total of $13.5 million, primarily through the private placement of its common stock. The Company now expects that expenses (including software development costs and general and administrative costs) will be approximately $5 million per year from April 1, 2008 to March 31, 2009, to license additional third party curriculum content, to produce additional software tools, to alpha test and beta test the content so licensed and the tools so produced, to upgrade technologies, to continue operations, to provide necessary support and maintenance services to licensees, to increase marketing activities for the Smart Schoolhouse system and to continue and increase development, marketing and support activities relating to the Company's technologies for application in markets outside of the 3rd through 12th grade U.S. education market.

As of January 25, 2008, NASDAQ approved the Company to amend our Articles of Incorporation to: (i) change the Company's name to "Learning Priority, Inc." and symbol to "LRNP"; (ii) effectuate a 1-for-1,500 reverse stock split of our authorized and issued and outstanding shares of common stock; (iii) increase the number of authorized shares of Common Stock to two billion, sixteen million, sixty one thousand, six hundred and thirty six (2,016,061,636) shares of common stock, par value $0.001 per share

Results of Operation
--------------------

Three Months Ended March 31, 2008 as compared to Three Months Ended March 31, 2007.

                                             FOR THREE MONTHS ENDED MARCH 31,
          INCOME STATEMENT:                          2008           2007
                                            --------------------------------

REVENUE                                      $         --    $         --
INTEREST INCOME                              $         --    $         --
SOFTWARE DEVELOPMENT COSTS                   $         --    $         --
GENERAL AND ADMINISTRATIVE EXPENSES          $         --    $
TOTAL OPERATING EXPENSES                     $         --    $

                NET LOSS FROM OPERATIONS     $         ---   $

Comparison of the Three Months Ended March 31, 2008 as compared to Three Months Ended March 31, 2007.

REVENUE. Our revenue remained the same during the period ended March 31, 2008, compared with the period ended March 31, 2007.

INTEREST INCOME. Interest income expense remained the same during the period ended March 31, 2008, compared with the period ended March 31, 2007.

GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses remained the same during the period ended March 31, 2008, compared with the period ended March 31, 2007.

SOFTWARE DEVELOPMENT COSTS. Software development costs remained the same during the period ended March 31, 2008, compared with the period ended March 31, 2007.

TOTAL OPERATING EXPENSES. Total operating expenses remained the same during the period ended March 31, 2008, compared with the period ended March 31, 2007.

Liquidity and Capital Resources
-------------------------------

Since 1996, Learning Priority has financed its working capital needs through capital contributions by stockholders, private placement of common equity and bridge loans. As of March 31, 2008, the Company had cash of approximately $0. As of December 31, 2007, the Company had cash of approximately $0. Cash used in operations was $0 for the three months ended March 31, 2008, and $10,398,809 from inception through March 31, 2008. Cash used in operations during each of these periods was primarily for expenses related to the design and development of computer software and general and administrative expenses. Since 1996 and through March 31, 2008, the Company has raised $9,370,177 through sales of common stock, $250,000 from the issuance of debentures and approximately $933,260 through bridge loans. The Company's current cash resources will not be sufficient to meet its immediate requirements. The Company is not currently generating revenues to fund its ongoing operations and without additional capital the Company will not be able to operate.

As indicated above under the caption "Overview," the estimated cost of Learning Priority 's development program and its projected expenses over the next twelve months will require $5 million in capital to provide the anticipated cash requirements up to the planned launch of the Smart Schoolhouse system for the 3rd through 12th grades. Changes in the Company's development program or other changes affecting operating expenses could alter the timing and amount of expenditures and therefore the amount and timing of when the Company will require additional funding. Learning Priority currently plans to raise funds through either revenues generated from licensing its software or the private placement of its equity or debt securities, or a combination of both, in order to meet its ongoing cash needs. However, the additional funding the Company requires may not be available on acceptable terms or at all. If the Company cannot obtain adequate funding, it will be required to shutdown operations.

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

Off-Balance Sheet Arrangements
-------------------------------

We have no off-balance sheet arrangements.

Item 3.     Quantitative and Qualitative Disclosures About Market Risk.

Market Risk
-----------

Learning Priority 's exposure to market risk is principally confined to cash in bank and money market accounts, which have short maturities and therefore we believe to be minimal and immaterial market risk.

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

Item 1A. Risk Factors.

The risks relating to our company have not materially changed since our Form 10-k filed on December 31, 2007, which information is hereby incorporated by reference.


Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.  Defaults Upon Senior Securities.

None.

Item 4.  Submission of Matters to a Vote of Security Holders.

None.

Item 5.  Other Information.

None.

Item 6.     Exhibits.

Exhibit No. Title of Document                                                   Location
-----------------------------------------------------------------------------------------------
31.1         Certification of Chief Executive Officer Pursuant                  Filed herewith
             to Rule 13a-14(a) of the Securities Exchange Act of 1934
32.1         Certification of Chief Executive Officer pursuant to 18 U.S.C.     Filed herewith
             Section 1350, as adopted pursuant to Section 906 of the
             Sarbanes-Oxley Act of 2002

                                   SIGNATURES



Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                       LEARNING PRIORITY, INC.

Date: June 5, 2008
                                       /s/  IAN RESCIGNO
                                       --------------------------------
                                       Ian Rescigno
                                       Chief Executive Officer
                                       (Principal Executive Officer and
                                       Authorized Signatory)