Form 10-Q
period 2008-06-30
LEARNING PRIORITY INC
filed 2008-07-16
CIK 1023008

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                                   (Mark One)
|X| QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

    For the quarterly period ended June 30, 2008

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

                                       N/A
               ---------------------------------------------------
              (Former name, former address and former fiscal year,
                          if changed since last report)

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

Yes   |_|         No    |X|

As of June 30, 2008, there were 1,002,758 outstanding shares of the Registrant's Common Stock, $0.001 par value.

                                                 TABLE OF CONTENTS

-------- -------- --------------------------------------------------------------- ---------
         Part I   FINANCIAL INFORMATION
-------- -------- --------------------------------------------------------------- ---------
Item 1.           Financial Statements and Supplementary Data                            3
-------- -------- --------------------------------------------------------------- ---------
Item 2.           Management's Discussion and Analysis of Financial Condition
                            and Results of Operations.                                   6
-------- -------- --------------------------------------------------------------- ---------
Item 3.           Quantitative and Qualitative Disclosures about Market Risk             9
-------- -------- --------------------------------------------------------------- ---------
Item 4.           Controls and Procedures                                                9
-------- -------- --------------------------------------------------------------- ---------

-------- -------- --------------------------------------------------------------- ---------
         Part II  OTHER INFORMATION
-------- -------- --------------------------------------------------------------- ---------
Item 1.           Legal Proceedings                                                      9

-------- -------- --------------------------------------------------------------- ---------
Item 1A           Risk Factors                                                          10
-------- -------- --------------------------------------------------------------- ---------
Item 2.           Unregistered Sales of Equity Securities and Use of Proceeds           10
-------- -------- --------------------------------------------------------------- ---------
Item 3.           Defaults Upon Senior Securities                                       10
-------- -------- --------------------------------------------------------------- ---------
Item 4.           Submission of Matters to a Vote of Security Holders                   10
-------- -------- --------------------------------------------------------------- ---------
Item 5.           Other Information                                                     10
-------- -------- --------------------------------------------------------------- ---------
Item 6.           Exhibits                                                              10
-------- -------- --------------------------------------------------------------- ---------
                  Signatures                                                            11
-------- -------- --------------------------------------------------------------- ---------

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

PART I - FINANCIAL INFORMATION

Item 1.     Financial Statements.

                             LEARNING PRIORITY, INC.
                          (a development stage company)
                                 BALANCE SHEETS

                                                   JUNE 30,      DECEMBER 31,
                                                    2008             2007

TOTAL ASSETS

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
Accounts payable and accrued expenses
Compensation payable
Due to related party
Accrued interest
Stock payable
Derivative liability

Total Current Liabilities


Stockholders' Deficit
Common stock, $.001 par value, 2,016,061,636
  shares authorized, 1,002,758
  shares issued and outstanding as of 6/30/08           1,000        1,500,000

Additional paid-in capital                         16,343,350       16,343,350
Deficit accumulated during the development        (16,344,350)     (17,843,350)
Total Stockholders' Deficit

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT


See accompanying summary of accounting policies and notes to financial statements



                                              LEARNING PRIORITY, INC.
                                           (a development stage company)
                                              STATEMENTS OF OPERATIONS
                                 Three and Six Months ended June 30, 2008 and 2007
                                        and the Period from January 25, 1996
                                            (Inception) to June 30, 2008
                                                    (unaudited)


                                                 Three             Three        Six        Six
                                                 months           months        months    months        Inception
                                                 ended            ended         ended     ended            through
                                                 June 30,        June 30,     June 30,  June 30,          June 30,
                                                  2008            2007          2008      2007              2008
                                                 --------        --------     --------  --------        ----------

License Fee  Income                                                                                    $     50,000
Selling, general and administrative                                                                      11,624,432
Software development costs                                                                                7,220,268
Impairment of property and equipment                                                                         18,572
Interest expense                                                                                            786,908
(Gain) loss on derivatives                                                                                 (335,231)
Interest income                                                                                            (144,239)
Forgiveness of debt                                                                                         506,488
NET LOSS                                                                                                 16,344,350
BASIC AND DILUTED LOSS
PER SHARE                                         ($0.00)        ($0.00)      ($0.00)    ($0.00)               N/A
WEIGHTED-AVERAGE SHARES
OUTSTANDING                                      1,000       1,500,000,000     1,000   1,500,000,000           N/A

See accompanying summary of accounting policies and notes to financial statements.


                                              LEARNING PRIORITY, INC.
                                           (a development stage company)
                                             STATEMENTS OF CASH FLOWS
                                  Six Months ended June 30, 2008 and 2007 and the
                             Period from January 25, 1996 (Inception) to June 30, 2008
                                                    (unaudited)


                                              Six months ended          Six months ended         Inception
                                                   June 30,                  June 30,             through
                                                      2008                     2007             June 30, 2008
                                                      ----                     ----             -------------


CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss                                                                                            16,344,350
Adjustments to reconcile net income (loss)
  to net cash used in operating activities:
Stock for services                                                                                   3,322,436
Additional stock issued for note conversion                                                            354,346
Stock for settlement of dispute                                                                        223,500
Option and warrant expense                                                                           3,530,974
Change in fair value of derivative liability                                                          (335,231)
Accretion of debt discount on loan payable                                                             260,166
Forgiveness of debt                                                                                   (506,488)
Impairment of property and equipment                                                                    18,572
Compensation waived by officers                                                                        270,403
Changes in:
Prepaid expense
Accounts payable and accrued expenses                                                                1,046,720
NET CASH USED BY OPERATING ACTIVITIES                                                              (10,398,809)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment                                                                     (18,572)
NET CASH USED BY INVESTING ACTIVITIES                                                                  (18,572)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale of common stock,
  net of offering costs                                                                               9,370,177
Proceeds from issuance of debenture                                                                     250,000
Proceeds from issuance of bridge notes and
  other short-term notes payable                                                                        933,260
Payments on bridge notes and other
  short-term notes payable                                                                              (136,056)
NET CASH PROVIDED BY FINANCING ACTIVITIES                                                             10,417,381
NET CHANGE IN CASH
CASH: Beginning of period
End of period
NET-CASH TRANSACTIONS
Conversion of notes and accrued interest
   to common stock                                                                                       781,033
Contribution of accrued compensation to
  officers to additional  paid in capital                                                                 97,500
Discount on debt                                                                                         297,800


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

Overview
---------
Learning Priority, Inc. is a development stage company engaged in the design and development of a seamless integrated Internet educational service, called the Smart Schoolhouse system, for schools and homes, that is intended to be marketed to and utilized by students, parents, teachers and school administrators. The planned service will be delivered over the Internet to personal computer users.

The Company originally estimated that it needed a total of approximately $8.5 million to produce, alpha test, beta test and launch the system for the 7th and 8th grades only. The Company subsequently (in August 2001) determined that to successfully launch the system, it was necessary to include curricula for all grades from 3rd through 12th as well as the homeschool market, and the Company therefore also needed to license and make third party content available through its system. The Company estimated that it needed an additional $5 million through June 2002 to complete the modifications required for the system's application for the entire 3rd through 12th grades and to the homeschool market, to license and integrate third party content, to complete production of additional enabling tools, to create proprietary curriculum for two additional grade levels, to launch the system and conduct marketing activities up to the end of the customary school year (i.e., June 2002), and to provide the infrastructure to market and exploit the Company's technologies outside of the grade 3-12 education market. Therefore, having taken into account the revised capital requirements, the Company estimated that it needed to raise a total of $13.5 million, of which it had raised a total of $8,062,578, net of expenses, as of September 30, 2001, primarily through the private placement of its Common Stock. As of December 31, 2001, the Company had raised only $200,000 of the additional $5.5 million in capital it needed, and had not completed the production of additional enabling tools, had not licensed additional third party curriculum content, had not upgraded the technology and had not the completed the infrastructure to exploit its technologies outside of the grade 3-12 education market. And as of December 31, 2006, the Company had raised only an additional $150,000. The Company now estimates that it needs to raise a total of $5 million in capital to upgrade its technology, license and integrate third party content for the 3rd through 12th grades, produce additional enabling tools, conduct marketing activities and launch the system in September 2009 for the education market. The Company intends to raise the additional $5 million in capital it needs to complete those modifications and enabling tools, to integrate third party content and to beta test the system while working with various school districts, school district alliances and/or State Departments of Education. Concurrently, the Company intends to obtain additional content from educational publishers, universities and other content providers and to launch the system upon the start of the next customary school year (i.e., August-September 2009), as well as to create the infrastructure to market and exploit its technology in other markets. The Company raised $10,417,381, net of expenses, as of June 30, 2008, toward the goal of a total of $13.5 million, primarily through the private placement of its common stock. The Company now expects that expenses (including software development costs and general and administrative costs) will be approximately $5 million per year from April 1, 2008 to March 31, 2009, to license additional third party curriculum content, to produce additional software tools, to alpha test and beta test the content so licensed and the tools so produced, to upgrade technologies, to continue operations, to provide necessary support and maintenance services to licensees, to increase marketing activities for the Smart Schoolhouse system and to continue and increase development, marketing and support activities relating to the Company's technologies for application in markets outside of the 3rd through 12th grade U.S. education market.

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

Results of Operation
--------------------
Three Months Ended June 30, 2008 as compared to Six Months Ended June 30, 2007.

                                              FOR THREE MONTHS ENDED
                                                         June 30,
          INCOME STATEMENT:                      2008            2007
                                             ----------------------------

REVENUE                                        $       --      $       --
INTEREST INCOME                                $       --      $       --
SOFTWARE DEVELOPMENT COSTS                     $       --      $       --
GENERAL AND ADMINISTRATIVE EXPENSES            $       --      $
TOTAL OPERATING EXPENSES                       $       --      $

                NET LOSS FROM OPERATIONS       $       ---     $

Comparison of the Three Months Ended June 30, 2008 as compared to Three Months Ended June 30, 2007.

REVENUE. Our revenue remained the same during the period ended June 30, 2008, compared with the period ended June 30, 2007.

INTEREST INCOME. Interest income expense remained the same during the period ended June 30, 2008, compared with the period ended June 30, 2007.

GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses remained the same during the period ended June 30, 2008, compared with the period ended June 30, 2007.

SOFTWARE DEVELOPMENT COSTS. Software development costs remained the same during the period ended June 30, 2008, compared with the period ended June 30, 2007.

TOTAL OPERATING EXPENSES. Total operating expenses remained the same during the period ended June 30, 2008, compared with the period ended June 30, 2007.

Liquidity and Capital Resources
-------------------------------
Since 1996, Learning Priority has financed its working capital needs through capital contributions by stockholders, private placement of common equity and bridge loans. As of June 30, 2008, the Company had cash of approximately $0. As of December 31, 2007, the Company had cash of approximately $0. Cash used in operations was $0 for the three months ended June 30, 2007, and $10,398,809 from inception through June 30, 2008. Cash used in operations during each of these periods was primarily for expenses related to the design and development of computer software and general and administrative expenses. Since 1996 and through June 30, 2008, the Company has raised $9,370,177 through sales of common stock, $250,000 from the issuance of debentures and approximately $933,260 through bridge loans. The Company's current cash resources will not be sufficient to meet its immediate requirements. The Company is not currently generating revenues to fund its ongoing operations and without additional capital the Company will not be able to operate.

As indicated above under the caption "Overview," the estimated cost of Learning Priority's development program and its projected expenses over the next twelve months will require $5 million in capital to provide the anticipated cash requirements up to the planned launch of the Smart Schoolhouse system for the 3rd through 12th grades. Changes in the Company's development program or other changes affecting operating expenses could alter the timing and amount of expenditures and therefore the amount and timing of when the Company will require additional funding. Learning Priority currently plans to raise funds through either revenues generated from licensing its software or the private placement of its equity or debt securities, or a combination of both, in order to meet its ongoing cash needs. However, the additional funding the Company requires may not be available on acceptable terms or at all. If the Company cannot obtain adequate funding, it will be required to shutdown operations.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

Market Risk
-----------
Learning Priority's exposure to market risk is principally confined to cash in bank and money market accounts, which have short maturities and therefore we believe to be minimal and immaterial market risk.

Item 4.  Controls and Procedures.

Evaluation of Disclosure Controls and Procedures
------------------------------------------------
We maintain disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(f)) that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost benefit relationship of possible controls and procedures.


We carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as required by Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Based on this review, our Chief Executive Officer and Chief Financial Officer concluded that these disclosure controls and procedures were effective as of June 30, 2008 at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting
-----------------------------------------------------

During the quarter ended June 30, 2008, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Subsequent Event
----------------
The Company has complied with the above default judgment and issued to Mr. Rescigno the full amount of shares. On July 16, 2008, the Company issued 344,041 shares (adjusted for the reverse stock split) of Common stock to Mr. Rescigno.

Item 1A. Risk Factors.

The risks relating to our company have not materially changed since our Form 10-K filed on December 31, 2007, which information is hereby incorporated by reference.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.  Defaults Upon Senior Securities.

None.

Item 4.  Submission of Matters to a Vote of Security Holders.

None.

Item 5.  Other Information.

None.

Item 6.     Exhibits.


Exhibit No. Title of Document Location
----------- -------------------------------------------------------------------------------------
31.1         Certification of Principal Executive Officer and  Principal        Filed herewith
             Financial Officer  Required Under Rule 13a-14(a) of the
             Securities Exchange Act of 1934, as amended.
32.1         Certification of Principal Executive Officer and Principal         Filed herewith
             Financial Officer Required Under Rule 13a-14(b) of the Securities

                                   SIGNATURES



Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                                   LEARNING PRIORITY, INC.

Date: July 16, 2008
                                                   /s/  IAN RESCIGNO
                                                   ----------------------------
                                                   Ian Rescigno
                                                   Chief Executive Officer
                                                   (Principal Executive Officer
                                                   and Authorized Signatory)